Form 10-Q
period 2021-09-30
Global Technology Acquisition Corp. I
filed 2021-12-06
CIK 1848821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

GLOBAL TECHNOLOGY ACQUISITION CORP. I
(Exact name of registrant as specified in its charter)

Cayman Islands	001-40948	66-0969672
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(IRS Employer Identification No.)

19 W 24 th St. 10 th Floor New York, New York	10010
(Address Of Principal Executive Offices)	(Zip Code)
(323)
577-9874
Registrant’s telephone number, including area code
Not Applicable
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A Ordinary Share, $0.0001 par value per share and one-half of one redeemable warrant	GTACU	The NASDAQ Global Market
Class A Ordinary Shares, par value $0.0001 per share	GTAC	The NASDAQ Global Market
Redeemable warrants, each whole warrant exercisable for one Class A Ordinary Share at an exercise price of $11.50 per share	GTACW	The NASDAQ Global Market
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☐    No  ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).     Yes  ☒    No  ☐
As of
December 3
, 2021, 20,000,000 Class A ordinary shares, par value $0.0001 per share, and 5,031,250 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

GLOBAL TECHNOLOGY ACQUISITION CORP. I
Form
10-Q
For the Quarter Ended September 30, 2021

		Page

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Condensed Balance Sheets as of September 30, 2021 (unaudited) and February 10, 2021	3

	Condensed Statement of Operations for the three months ended September 30, 2021 and for the period from February 9, 2021 (inception) to September 30, 2021 (unaudited)	4

	Condensed Statement of Changes in Shareholders’ Equity for the three months ended September 30, 2021 and for the period from February 9, 2021 (inception) to September 30, 2021 (unaudited)	5

	Condensed Statement of Cash Flows for the period from February 9, 2021 (inception) to September 30, 2021 (unaudited)	6

	Notes to Condensed Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4.	Controls and Procedures	23

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3.	Defaults Upon Senior Securities	24

Item 4.	Mine Safety Disclosures	24

Item 5.	Other Information	24

Item 6.	Exhibits	24

Signatures		25

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GLOBAL TECHNOLOGY ACQUISITION CORP. I
CONDENSED BALANCE SHEET
S

	September 30, 2021	February 10, 2021

	(unaudited)	(audited)
ASSETS
Current assets:
Cash	$839,000	$—
Total current assets	839,000	—
Deferred offering costs	493,000	20,000

Total assets	$1,332,000	$20,000

LIABILITIES AND SHAREHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Due to investor s	$836,000	$—
Accounts payable, including approximately $70,000 of offering costs	87,000	—
Accrued offering costs	275,000	—
Sponsor loan	200,000	—

Total liabilities	1,398,000	—

Commitments and Contingencies (see Note 7)
SHAREHOLDER’S EQUITY (DEFICIT):
Preferred shares, $0.0001 par value; 1,000,000 shares authorized, none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value, 200,000,000 authorized shares, none issued or outstanding	—	—
Class B ordinary shares, $0.0001 par value, 20,000,000 authorized shares, 5,031,250 shares issued and outstanding, at September 30 , 2021 and February 10 , 2021 (1)(2)	1,000	1,000
Additional paid-in-capital	24,000	24,000
Accumulated deficit	(91,000)	(5,000)

Total shareholder’s equity (deficit)	(66,000)	20,000

Total liabilities and shareholder’s equity (deficit)	$1,332,000	$20,000

(1)	Includes an aggregate of 656,250 Class B ordinary shares held by the Sponsor that are subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full.
(2)
Share amounts have been retroactively restated to reflect the surrender of 2,156,250 Class B ordinary shares by our Sponsor on June 30, 2021 which reduced Class B ordinary shares outstanding (see Note 4) and the share recapitalization on October 21, 2021 which increased Class B ordinary shares outstanding to 5,031,250 shares.

See accompanying notes to unaudited condensed financial statements

GLOBAL TECHNOLOGY ACQUISITION CORP. I
CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended September 30, 2021	For the period from February 9, 2021 (inception) to September 30, 2021

	(unaudited)	( un audited)
General and administrative expenses	$37,000	$91,000

Net loss	$(37,000)	$(91,000)

Weighted average ordinary shares outstanding
Basic and diluted (1)(2)	4,375,000	4,375,000

Net loss per ordinary share:
Basic and diluted	$(0.01)	$(0.02)

(1)	Excludes an aggregate of 656,250 Class B ordinary shares held by the Sponsor that are subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full.
(2)
Share amounts have been retroactively restated to reflect the surrender of 2,156,250 Class B ordinary shares by our Sponsor on June 30, 2021 which reduced Class B ordinary shares outstanding (see Note 4) and the share recapitalization on October 21, 2021 which increased Class B ordinary shares outstanding to 5,031,250 shares.

See accompanying notes to unaudited condensed financial statements

GLOBAL TECHNOLOGY ACQUISITION CORP. I
CONDENSED STATEMENTS OF CHANGES IN
SHAREHOLDER’S (DEFICIT)
For the three months ended September 30, 2021:

	Class B		Additional
	Ordinary Shares (1)(2)				Total
			Paid-in	Accumulated	Shareholder’s
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, June 30, 2021	5,031,250	$1,000	$24,000	$(54,000)	$(29,000)
Net loss	—	—	—	(37,000)	(37,000)

Balance, September 30, 2021 (unaudited)	5,031,250	$1,000	$24,000	$(91,000)	$(66,000)

For the period from February 9, 2021 (inception) to September 30, 2021(2)

	Class B
	Ordinary Shares (1)(2)		Additional		Total
			Paid-in	Accumulated	Shareholder’s
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, February 9, 2021 (inception)	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor at approximately $0.005 per share(1)(2)	5,031,250	1,000	24,000	—	25,000
Net loss	—	—	—	(91,000)	(91,000)

Balance, September 30, 2021 (audited)	5,031,250	$1,000	$24,000	$(91,000)	$(66,000)

(1)	Includes an aggregate of 656,250 Class B ordinary shares held by the Sponsor that are subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full.
(2)
Share amounts have been retroactively restated to reflect the surrender of 2,156,250 Class B ordinary shares by out Sponsor on June 30, 2021 which reduced Class B ordinary shares outstanding (see Note 4) and the share recapitalization on October 21, 2021 which increased Class B ordinary shares outstanding to 5,031,250 shares
.

See accompanying notes to unaudited condensed financial statements

GLOBAL TECHNOLOGY ACQUISITION CORP. I
CONDENSED STATEMENTS OF CASH FLOWS

For the period from February 9, 2021 (inception) to September 30, 2021

( un audited)
Cash flows from operating activities:
Net loss	$(91,000)
Adjustments to reconcile net loss to net cash used in operations:
Increase in accounts payable and accruals	17,000
Payment by Founders of formation costs	5,000

Net cash used in operating activities	(69,000)

Cash from financing activities:
Proceeds from Sponsor Note	200,000
Proceeds from advances from Investors	836,000
Payment of deferred offering costs	(128,000)

Net cash provided from financing activities	908,000

Net change in cash	839,000

Cash at beginning of period	—

Cash at end of period	$839,000

Supplemental disclosure of non-cash financing activities:
Sale of 6,468,750 of Class B ordinary shares to Founders and deposited with counsel for formation and deferred offering costs	$25,000

Payment by Founders of deferred offering costs	$20,000

Deferred offering costs included in accounts payable and accrued liabilities	$345,000

See accompanying notes to
unaudited
condensed financial statements

GLOBAL TECHNOLOGY ACQUISITION CORP. I
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1—Description of Organization, Business Operations and Liquidity
Organization and General:
Global Technology Acquisition Corp. I (the “Company”) was incorporated in the Cayman Islands as an exempted company on February 9, 2021. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, or the “Securities Act,” as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”).
At September 30, 2021, the Company had not commenced any operations. All activity for the period from February 9, 2021 (inception) to September 30, 2021 relates to the Company’s formation and the initial public offering (“Public Offering”) described below. The Company will not generate any operating revenues until after completion of its initial Business Combination, at the earliest. The Company expects to generate non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering.
The Company has selected December 31 as its fiscal year end.
Sponsor and Public Offering:
The Company’s sponsor is Global Technology Acquisition I Sponsor Ltd., an exempted limited liability partnership registered in the Cayman Islands (the “Sponsor”). The Company intends to finance a Business Combination with proceeds from the $200,000,000 Public Offering (Note 3) and a $10,500,000 private placement (Note 4). Upon the closing of the Public Offering and the private placement subsequent to September 30, 2021, on October 25, 2021, $204,000,000 is held in a trust account (the “Trust Account”).
The Trust Account:
The funds in the Trust Account will be invested only in U.S. government treasury bills with a maturity of one hundred and eighty-five (185) days or less or in money market funds meeting certain conditions under Rule
2a-7
under the Investment Company Act of 1940 which invest only in direct U.S. government obligations. Funds will remain in the Trust Account until the earlier of (i) the consummation of its initial Business Combination or (ii) the distribution of the Trust Account as described below. The remaining funds outside the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisition targets and continuing general and administrative expenses.
The Company’s amended and restated memorandum and articles of associating provides that, other than the withdrawal of interest to pay tax obligations, if any, less up to $100,000 interest to pay dissolution expenses, none of the funds held in trust will be released until the earliest of: (a) the completion of the initial Business Combination, (b) the redemption of any public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated certificate of incorporation (i) to modify the substance or timing of the Company’s obligation to redeem 100% of the public shares if the Company does not complete the initial Business Combination within 18 months from the closing of the Public Offering (or up to 24 months from the date of closing of the Public Offering in two separate three month extensions subject to satisfaction of certain conditions, including the deposit of up to $2,000,000 ($0.10 per unit in each case) for each three month extension, into the Trust Account, or as extended by the Company’s shareholders in accordance with our amended and restated memorandum and articles of association)) or (ii) with respect to any other provision relating to shareholders’ rights or pre-Business
Combination activity, and (c) the redemption of the public shares if the Company is unable to complete the initial Business Combination within 24 months as previously described The proceeds deposited in the Trust Account could become subject to the claims of creditors, if any, which could have priority over the claims of our public shareholders.

Business Combination:
The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Public Offering, although substantially all of the net proceeds of the Public Offering are intended to be generally applied toward consummating a Business Combination with (or acquisition of) a Target Business. As used herein, “Target Business” is one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (less any taxes payable on interest earned) at the time of signing a definitive agreement in connection with the Company’s initial Business Combination. There is no assurance that the Company will be able to successfully effect a Business Combination.
The Company, after signing a definitive agreement for a Business Combination, will either (i) seek shareholder approval of the Business Combination at a meeting called for such purpose in connection with which shareholders may seek to redeem their shares, regardless of whether they vote for or against the Business Combination, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest but less taxes payable and amounts released for taxes, or (ii) provide shareholders with the opportunity to have their shares redeemed by the Company by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to commencement of the tender offer, including interest but less taxes payable and amounts released to the Company for working capital. The decision as to whether the Company will seek shareholder approval of the Business Combination or will allow shareholders to sell their shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek shareholder approval unless a vote is required by the rules of the NASDAQ Global Market. If the Company seeks shareholder approval, it will complete its Business Combination only if a majority of the outstanding shares of Class A and Class B ordinary shares voted are voted in favor of the Business Combination. However, in no event will the Company redeem its public shares in an amount that would cause its net tangible assets (total assets less intangible assets and liabilities) to be less than $5,000,001 upon consummation of a Business Combination. In such case, the Company would not proceed with the redemption of its public shares and the related Business Combination, and instead may search for an alternate Business Combination.
If the Company holds a shareholder vote or there is a tender offer for shares in connection with a Business Combination, a public shareholder will have the right to redeem its shares for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest but less taxes payable and amounts released to the Company for working capital. As a result, such shares of Class A ordinary shares will be recorded at redemption amount and classified as temporary equity upon the completion of the Public Offering, in accordance with Financial Accounting Standards Accounting Standards
Board
Codification (“FASB ASC 480”), “Distinguishing Liabilities from Equity.” The amount in the Trust Account, funded subsequent to September 30, 2021 upon
closing of the Public Offering on October 25, 2021, is initially $10.20 per public common share ($204,000,000 held in the Trust Account
)
divided by 20,000,000 public shares.
The Company will have 18 months from the closing date of the Public Offering, April 25, 2023, (or up to 24 months as previously described) to complete its initial Business Combination. If the Company does not complete a Business Combination within this period of time, it shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public shares of Class A ordinary shares for a per share pro rata portion of the Trust Account, including interest, but less taxes payable and amounts released to the Company for working capital (less up to $100,000 of such net interest to pay dissolution expenses) and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its creditors and remaining shareholders, as part of its plan of dissolution and liquidation. The initial shareholders have entered into letter agreements with us, pursuant to which they have waived their rights to participate in any redemption with respect to their initial shares; however, if the initial shareholders or any of the Company’s officers, directors or affiliates acquire shares of Class A ordinary shares in or after the Public Offering, they will be entitled to a pro rata share of the Trust Account upon the Company’s redemption or liquidation in the event the Company does not complete a Business Combination within 18 months from the closing of the Public offering (or 24 months as previously described).
In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the price per Unit in the Public Offering.

Risks and
Uncertainties—COVID-19:
Management continues to evaluate the impact of the
COVID-19
pandemic on the industry and has concluded that while it is reasonably possible that the virus could have an effect on the Company’s financial position, results of its operations and/or search for a target company and/or a target company’s financial position and results of its operations, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Liquidity and Capital Resources:
Management believes that the funds which the Company has available following the completion of the Initial Public Offering subsequent to September 30, 2021 on October 25, 2021, will enable it to sustain operations for a period of at least one-year
for the issuance date these financial statements. Accordingly, substantial doubt about the Company’s ability to continue as a going concern as disclosed in previously issued financial statements has been alleviated. Prior to the completion of the initial public offering, the Company lacked the liquidity it needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. The Company has since comp
l
eted its Initial Public Offering at which time capital in excess of the funds deposited in the trust and/or used to fund offering expenses was released to the Company for general working capital purposes. Accordingly, management has since reevaluated the Company’s liquidity and financial condition and determined that sufficient capital exists to sustain operations for more than one year after the release of these financial statements and therefore substantial doubt has been alleviated
.
Note 2—Summary of Significant Accounting Policies
Basis of Presentation:
The accompanying unaudited condensed interim financial statements of the Company are presented in U.S. dollars and in conformity with accounting principles generally accepted in the United States of America (“GAAP”) pursuant to the rules and regulations of the SEC and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of September 30, 2021, and the results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for a full year.
The accompanying unaudited condensed interim financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s final prospectus dated October 20, 2021 as well as the Form 8-K including the Closing Balance Sheet as of October 25, 2021 filed on October 29, 2021.
All dollar amounts are rounded to the nearest thousand dollars.
Emerging Growth Company:
The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.
Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when an accounting standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

Net Loss per Ordinary Share:
The Company complies with accounting and
disclosure requirements of FASB ASC
Topic 260, “Earnings Per

Share.” Net loss per ordinary share is computed by dividing net loss applicable to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period (after deducting 562,500 shares subject to forfeiture in connection with a Proposed Offering—Note 3), plus, to the extent dilutive, the incremental number of ordinary shares to settle warrants, as calculated using the treasury stock method.
At September 30, 2021 and February 10, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company under the treasury stock method. As a result, diluted loss per ordinary share is the same as basic loss per ordinary share for the period presented.
Cash and cash equivalents:
The Company considers all highly liquid instruments with maturities of three months or less when acquired to be cash equivalents. The Company has no cash equivalents at September 30, 2021 or February 10, 2021.
Concentration of Credit Risk:
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which at times, may exceed the Federal depository insurance coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
Financial Instruments:
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature.
Fair Value Measurements:
The Company complies with FASB ASC 820, Fair Value Measurements and Disclosures, for its financial assets and liabilities that are re-measured
and reported at fair value at each reporting period, and
non-financial
assets and liabilities that are
re-measured
and reported at fair value at least annually.
Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

•
Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•
Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.
Use of Estimates:
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed as of September 30, 2021, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.
Deferred Offering Costs:
The Company complies with the requirements of the FASB ASC
340-10-S99-1
and SEC Staff Accounting Bulletin (SAB) Topic 5A—“Expenses of Offering.” Costs incurred in connection with preparation for the Proposed Offering, together with the underwriters’ discount, will be allocated between equity and warrant liability based on relative fair values with costs associated with equity elements charged to equity and costs associated with issuing the warrants accounted for as liabilities are charged to operations when the warrants are issued, or charged to operations if the Proposed Offering is not completed.
Class A Ordinary Shares Subject to Possible Redemption:
All of the 20,000,000 Class A ordinary shares sold subsequent to September 30, 2021, on October 25, 2021, as part of a Unit in the Public Offering discussed in Note 3 contain a redemption feature which allows for the redemption of common shares under the Company’s liquidation or tender offer/stockholder approval provisions. In accordance with FASB ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of FASB ASC 480. Although the Company did not specify a maximum redemption threshold, its articles of association provide that in no event will it redeem its Public Shares in an amount that would cause its net tangible assets (tangible assets less intangible assets and liabilities) to be less than $5,000,001. However, because all of the Class A ordinary shares are redeemable, all of the shares will be recorded as Class A ordinary shares subject to redemption on the Company’s balance sheet.
The Company recognizes changes immediately as they occur and adjusts the carrying value of the securities at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Class A ordinary shares are affected by adjustments to additional paid-in
capital.
Income Taxes:
FASB ASC 740 “Income Taxes” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities
.
There were no unrecognized tax benefits as of September 30, 2021. The Company recognizes interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.
The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes”. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Derivative Financial Instruments:
The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with FASB ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value upon issuance, and the liability is then re-valued at each reporting date, as determined by the Company based upon a valuation report obtained from its independent third-party valuation firm, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non- current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

There were no derivative financial
instruments as of September 30, 2021 or February 10, 2021.
Recent Accounting Pronouncements:
In August 2020, the FASB issued ASU
2020-06,
Debt — Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic
815-40)
(“ASU
2020-06”)
to simplify accounting for certain financial instruments. ASU
2020-06
eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU
2020-06
amends the diluted earnings per share guidance, including the requirement to use the if-converted
method for all convertible instruments.
ASU
2020-06
is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently evaluating the impact that the pronouncement will have on the financial statements.
Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.
Subsequent Events:
The Company evaluated subsequent events and transactions that occurred after the date of the balance sheet through the date that the financial statements were available to be issued. All such events that would require adjustment or disclosure in the financial statements have been recognized or disclosed.
Note 3—Public Offering
Subsequent to September 30, 2021, on October 25, 2021, the Company closed on the Public Offering and sale, including the underwriters’ partial exercise of their over-allotment option, of 20,000,000 units at a price of $10.00 per unit (the “Units”). Each Unit consists of one share of the Company’s Class A ordinary shares, $0.0001 par value, and one-half
of one warrant (the “Warrants”). Each whole Warrant offered in the Public Offering is exercisable to purchase one share of our Class A ordinary shares. Each whole Warrant entitles the holder thereof to purchase one Class A ordinary share at a price of $11.50 per whole share, subject to adjustment, terms and limitations as described herein. The Warrants will become exercisable on the later of 30 days after the completion of our initial business combination and 12 months from the closing of this offering, and will expire five years after the completion of our initial business combination or earlier upon redemption or liquidation as described therein. However, if the Company does not complete its initial Business Combination on or prior to the
24-month
period allotted to complete the Business Combination, the Warrants will expire at the end of such period. Under the terms of a Public Warrant agreement, the Company has agreed to use its best efforts to file a new registration statement under the Securities Act, following the completion of the Company’s initial Business Combination. No fractional shares will be issued upon exercise of the Warrants. If, upon exercise of the Warrants, a holder would be entitled to receive a fractional interest in a share, the Company will, upon exercise, round down to the nearest whole number the number of shares of Class A ordinary shares to be issued to the Warrant holder. If the Company is unable to deliver registered Class A ordinary shares to the holder upon exercise of a Warrant during the exercise period, there will be no net cash settlement of these Warrants and the Warrants will expire worthless, unless they may be exercised on a cashless basis in the circumstances described in the warrant agreement.

Once the Warrants become exercisable, the Company may redeem the outstanding Warrants in whole and not in part at a price of $0.01 per Warrant upon a minimum of 30 days’ prior written notice of redemption, only in the event that the last sale price of the Class A ordinary shares equals or exceeds $18.00 per share for any 20 trading days within the
30-trading
day period ending on the third trading day before the Company sends the notice of redemption to the Warrant holders, and that certain other conditions are met. Once the Warrants become exercisable, the Company may also redeem the outstanding Warrants in whole and not in part at a price of $0.10 per Warrant upon a minimum of 30 days’ prior written notice of redemption, only in the event that the closing price of the Class A ordinary shares equals or exceeds $10.00 per share on the trading day prior to the date on which the Company sends the notice of redemption, and that certain other conditions are met. If the closing price of the Class A ordinary shares is less than $18.00 per share (as adjusted) for any 20 trading days within a
30-trading
day period ending three trading days before the Company sends the notice of redemption to the warrant holders, the Private Placement Warrants must also concurrently be called for redemption on the same terms as the outstanding Public Warrants, as described above. The Company granted the underwriters a
45-day
option to purchase up to 2,625,000 additional Units to cover any over-allotments, at the Public Offering price less the underwriting discounts and commissions. At the closing of the Public Offering on October 25, 2021, the underwriters’ exercised 2,500,000 Units of such over-allotment option.
The Warrants that were issued in connection with 2,500,000 over-allotment units exercised are identical to the public Warrants and have no net cash settlement provisions.
The Company paid an underwriting discount of 2.0% of the per Unit price $4,000,000 to the underwriters at the closing of the Public Offering and is obligated to pay a deferred underwriting fee of 3.5% of the per Unit price,
$7,000,000,
upon the completion of the Company’s initial business combination.
Note 4—Related party transactions
Founder Shares:
On February 10, 2021, the Sponsor purchased 6,468,750 Class B ordinary shares (the “Founder Shares”) for $25,000 or approximately $0.004 per share (up to 843,750 of which were subject to forfeiture to the extent the underwriters’ over-allotment option is not exercised in full). The Founder Shares are substantially identical to the Class A ordinary shares included in the Units being sold in the Public Offering except that the Founder Shares automatically convert into shares of Class A ordinary shares at the time of the initial Business Combination, or at any time prior thereto at the option of the holder, and are subject to certain transfer restrictions, as described in more detail below. On June 30, 2021, the Sponsor surrendered 2,156,250 Class B ordinary shares for no consideration, resulting in 4,312,500 shares outstanding of which 562,500 were subject to forfeiture in the event the underwriters’ over-allotment option is not exercised. Subsequent to September 30, 2021, on October 21, 2021, the Company executed a share capitalization that increased the number of Class B ordinary shares outstanding to 5,031,250, 656,250 of which were subject to forfeiture if the underwriters’ over-allotment option is not exercised in full. The share recapitalization on October 21, 2021 is retroactively reflected in the accompanying financial statements for all dates and periods presented including as of September 30, 2021 and March 2, 2021 and per share amounts.
After the closing of the Public Offering subsequent to September 30, 2021
,
on October 25
,
2021, 31,250 of such shares remained forfeitable.
The Sponsor agreed to forfeit up to 656,250 Founder Shares to the extent that the over-allotment option is not exercised in full by the underwriters. The forfeiture will be adjusted to the extent that the over-allotment option is not exercised in full by the underwriters so that the initial shareholders will own 20.0% of the Company’s issued and outstanding shares after the Public Offering.
The Company’s initial shareholders have agreed not to transfer, assign or sell any of their Founder Shares until the earlier of (A) one year after the completion of the Company’s initial Business Combination, or (B), subsequent to the Company’s initial Business Combination, if (x) the last sale price of the Company’s Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any
30-trading
day period commencing at least 150 days after the Company’s initial Business Combination or (y) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction after the initial Business Combination that results in all of the Company’s shareholders having the right to exchange their shares of ordinary shares for cash, securities or other property
.

Private Placement Warrants:
Subsequent to September 30, 2021, in connection with the closing of the Public Offering on October 25, 2021 (Note 3), the Sponsor purchased from the Company an aggregate of 10,500,000 warrants at a price of $1.00 per warrant (a purchase price of 10,500,000, in a private placement that occurred simultaneously with the completion of the Public Offering (the “Private Placement Warrants”). Each Private Placement Warrant entitles the holder to purchase one Class A ordinary shares at $11.50 per share. The purchase price of the Private Placement Warrants was added to the proceeds from the Public Offering, net of expenses of the offering and working capital to be available to the Company, to be held in the Trust Account pending completion of the Company’s initial Business Combination. The Private Placement Warrants (including the Class A ordinary shares issuable upon exercise of the Private Placement Warrants) will not be transferable, assignable or salable until 30 days after the completion of the initial Business Combination and they will be non-redeemable
so long as they are held by the Sponsor or its permitted transferees. If the Private Placement Warrants are held by someone other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the warrants included in the Units being sold in the Public Offering. Otherwise, the Private Placement Warrants have terms and provisions that are identical to those of the Warrants sold as part of the Units in the Public Offering and have no net cash settlement provisions.
If the Company does not complete a Business Combination, then the proceeds from the sale of the Private Placement Warrants will be part of the liquidating distribution to the public shareholders and the Private Placement Warrants issued to the Sponsor will expire worthless.
In addition, if (x) the Company issues additional shares of Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to our initial stockholders or their affiliates or our anchor investor, without taking into account any founder shares or warrants held by our initial stockholders or such affiliates, as applicable, or our anchor investor, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of Class A common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the greater of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.
Registration Rights:
The Company’s initial shareholders and the holders of the Private Placement Warrants are entitled to registration rights pursuant to a registration and shareholder rights agreement executed in connection with the closing of the Public Offering subsequent to September 30, 2021 on October 25, 2021. These holders are entitled to make up to three demands, excluding short form registration demands, that the Company register such securities for sale under the Securities Act. In addition, these holders will have “piggy-back” registration rights to include their securities in other registration statements filed by the Company. The Company will bear the expenses incurred in connection with the filing of any such registration statements. There will be no penalties associated with delays in registering the securities under the Public registration and shareholder rights agreement.
Related Party Loans:
In February 2021, the Sponsor agreed to loan the Company an aggregate of $300,000 by drawdowns of not less than
$10,000 each against the issuance of an unsecured promissory note (the “Note”) to cover expenses related to the Public Offering. The Note was non-interest
bearing and payable on the earlier of December 31, 2021 or the completion of the Public Offering. At September 30, 2021 and February 10, 2021, the Company had $200,000 and
-0-,
respectively, borrowed and outstanding under the Note. Upon the closing of the Public Offering on October 25, 2021, the Note was repaid in full.

Working Capital Loans:
If the Sponsor, an affiliate of the Sponsor or certain of our officers and directors make any working capital loans, up to $1,500,000 of such loans may be converted into warrants, at the price of $1.00 per warrant, at the option of the lender. Such warrants would be identical to the Private Placement Warrants. As of September 30, 2021, the Sponsor has not made any working capital loans to the Company.
Administrative Services Agreement:
The Company has agreed to pay $10,000 a month to the Sponsor under an Administrative Services Agreement for the services to be provided by one or more investment professionals, creation and maintenance of our website, and miscellaneous additional services. Services commenced subsequent to September 30, 2021, on October 21, 2021, the date the Company’s securities were first listed on the NASDAQ Global Market and will terminate upon the earlier of the consummation by the Company of an initial Business Combination or the liquidation of the Company.
Note 5—Warrant liabilities
The Company will account for the 20,000,000
warrants issued subsequent to September 30, 2021 in connection with the Public Offering (including the underwriters’ over-allotment option to the extent exercised) in accordance with the guidance contained in FASB ASC 815 – 40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, the warrants must be recorded as a liability. The accounting treatment of derivative financial instruments requires that the Company record a derivative liability upon the closing of the Public Offering. Accordingly, the Company will classify the warrants as a liability at their fair value and the warrants will be allocated a portion of the proceeds from the issuance of the Units equal to its fair value determined by the Monte Carlo simulation. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification.
N
ote 6—Shareholder’s Equity
Ordinary Shares:
The authorized ordinary shares of the Company include 200,000,000 Class A ordinary shares, par value, $0.0001, and 20,000,000 Class B ordinary shares, par value, $0.0001, or 220,000,000 ordinary shares in total. Upon completion of the Public Offering, the Company may (depending on the terms of the Business Combination) be required to increase the authorized number of shares at the same time as its shareholders vote on the Business Combination to the extent the Company seeks shareholder approval in connection with its Business Combination. Holders of the Company’s Class A and Class B ordinary shares vote together as a single class and are entitled to one vote for each share of Class A and Class B ordinary shares.
At September 30, 2021 and February 10, 2021 (as restated, with respect to February 10, 2021, for the surrender of 2,156,250 Class B ordinary shares by our Sponsor on June 30, 2021 and further restated at September 30, 2021 and February 10, 2021 for the share recapitalization on October 21, 2021) there were 5,031,250 shares of Class B ordinary shares issued and outstanding (656,250 of which are forfeitable as discussed in Note 4), and no Class A ordinary shares issued or outstanding.
Preferred Shares:
The Company is authorized to issue 1,000,000 preferred shares, par value $0.0001, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2021 and February 10, 2021, there were no preferred shares issued or outstanding.

Note 7—Commitments and Contingencies
Registration Rights:
The Company’s initial shareholders are, and the holders of the Private Placement Warrants will be, entitled to registration rights, as described in Note 4, pursuant to a registration and shareholder rights agreement signed on or before the date of the prospectus for the Public Offering.
Underwriters’ Overallotment Option:
The Company granted the underwriters a
45-day
option to purchase up to 2,625,000
additional Units to cover any over-allotments, at the Public Offering price less the underwriting discounts and commissions. The Warrants that were issued in connection with the exercise of the over-allotment units are identical to the public Warrants and have no net cash settlement provisions, as discussed in Note 3. Subsequent to September 30, 2021, at the closing of the Public Offering on October 25, 2021, the underwriters’ exercised
2,500,000 Units of such over- allotment option. The Warrants that were issued in connection with the
2,500,000 over-allotment units exercised are identical to the public Warrants and have no net cash settlement provisions.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
References to the “Company,” “our,” “us” or “we” refer to Global Technology Acquisition Corp. I. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited interim condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form
10-Q
includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.
Overview
We are a blank check company incorporated on February 9, 2021 as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities. We have not selected any business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any business combination target. We intend to effectuate our initial business combination using cash from the proceeds of this offering and the sale of the private placement warrants, our shares, debt or a combination of cash, equity and debt.
The issuance of additional shares in a business combination:

•
may significantly dilute the equity interest of investors in this offering, which dilution would increase if the anti-dilution provisions in the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one
basis upon conversion of the Class B ordinary shares;

•	may subordinate the rights of holders of Class A ordinary shares if preference shares are issued with rights senior to those afforded our Class A ordinary shares;

•
could cause a change in control if a substantial number of our Class A ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

•	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us;

•	may adversely affect prevailing market prices for our units, Class A ordinary shares and/or warrants; and may not result in adjustment to the exercise price of our warrants.
Similarly, if we issue debt or otherwise incur significant debt, it could result in:

•	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

•
acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

•	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

•	our inability to pay dividends on our Class A ordinary shares;

•
using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

•
limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

As indicated in the accompanying financial statements, as of February 10, 2021, we had
$-0-
of cash and working capital. As of September 30, 2021, we had approximately $839,000 of cash (including approximately $836,000 of advances from investors in our sale of Private Placement Warrants) and a working capital deficit of approximately $559,000. Further, we expect to incur significant costs in the pursuit of our initial business combination. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

Results of Operations and Known Trends or Future Events
We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities and those necessary to prepare for the Public Offering. Following the Public Offering, we will not generate any operating revenues until after completion of our initial business combination. For the periods from February 9, 2021 (inception) to February 10, 2021 and to September 30, 2021 we had losses from operations of approximately $5,000 and $91,000 associated with our organizational activities and those necessary to prepare for this offering. We expect to generate non-operating
income in the form of interest income on cash and cash equivalents after the Public Offering. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. After this offering, we expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. We expect our expenses to increase substantially after the closing of this offering.
Liquidity and Capital Resources
Our liquidity needs have been satisfied prior to the completion of this offering through (i) $25,000 paid by our sponsor to cover certain of our offering and formation costs in exchange for the issuance of the founder shares to our sponsor and (ii) the receipt of loans to us of up to $300,000 by our sponsor under an unsecured promissory note. As of February 10, 2021, we had not borrowed any amounts under the unsecured promissory note. Subsequent to February 10, 2021 and through September 30, 2021 we borrowed an aggregate of $200,000 resulting in a balance outstanding under the Note of $200,000 at September 30, 2021. Subsequent to September 30, 2021, we borrowed an additional $40,000 and upon closing of the Public Offering, the entire balance of $240,000 was repaid.
We estimate that the net proceeds from (i) the sale of the units in this offering, after deducting estimated offering expenses of approximately $725,000, underwriting commissions of $4,000,000 including the commission on the underwriters’ over-allotment option exercise (excluding deferred underwriting commissions of $7,000,000, including the deferred commission on the underwriters’ over-allotment option), and (ii) the sale of the private placement warrants for a purchase price of $10,500,000 including the amount paid in connection with the underwriters’ over-allotment option exercise will be $205,775,000 including the underwriters’ over-allotment option exercise. Of this amount, $204,000,000 will be held in the trust account, which includes the deferred underwriting commissions described above. The proceeds held in the trust account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule
2a-7
under the Investment Company Act which invest only in direct U.S. government treasury obligations. The remaining $1,775,000 will not be held in the trust account.
We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less taxes payable and deferred underwriting commissions) to complete our initial business combination. We may withdraw interest income (if any) to pay income taxes, if any. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the trust account. We expect the interest income earned on the amount in the trust account (if any) will be sufficient to pay our income taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies. Prior to the completion of our initial business combination, we will have available to us the $1,775,000 of proceeds held outside the trust account, as well as certain funds from loans from our sponsor, its affiliates or members of our management team. We will use these funds to primarily identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.
We do not believe we will need to raise additional funds following this offering in order to meet the expenditures required for operating our business prior to our initial business combination, other than funds available from loans from our sponsor, its affiliates or members of our management team. However, if our estimates of the costs of identifying a target business, undertaking in-depth
due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we may repay such loaned amounts out of the proceeds of the trust account released to us. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor, its affiliates or our management team as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

We expect our primary liquidity requirements during that period to include approximately $300,000 for legal, accounting, due diligence, travel and other expenses associated with structuring, negotiating and documenting successful business combinations; $260,000 for legal and accounting fees related to regulatory reporting obligations; $650,000 for office space, administrative and other support services; $500,000 for directors and officers insurance liability premiums; $55,000 for NASDAQ continued listing fees; and $135,000 for general working capital that will be used for miscellaneous expenses and reserves. We will enter into an administrative services agreement pursuant to which we will pay our sponsor or an affiliate thereof $10,000 per month (which is a portion of the amounts referenced in the immediately preceding sentence) for office space, utilities, secretarial and administrative services provided to members of our management team and other expenses and obligations of our sponsor. Furthermore, we may enter into consulting arrangements directly or indirectly with individuals (who will not be our executive officers) to provide similar services.
These amounts are estimates and may differ materially from our actual expenses. In addition, we could use a portion of the funds not being placed in trust to pay commitment fees for financing, fees to consultants to assist us with our search for a target business or as a down payment or to fund a
“no-shop”
provision (a provision designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into an agreement where we paid for the right to receive exclusivity from a target business, the amount that would be used as a down payment or to fund a
“no-shop”
provision would be determined based on the terms of the specific business combination and the amount of our available funds at the time. Our forfeiture of such funds (whether as a result of our breach or otherwise) could result in our not having sufficient funds to continue searching for, or conducting due diligence with respect to, prospective target businesses.
Moreover, we may need to obtain additional financing to complete our initial business combination, either because the transaction requires more cash than is available from the proceeds held in our trust account, or because we become obligated to redeem a significant number of our public shares upon completion of the business combination, in which case we may issue additional securities or incur debt in connection with such business combination. If we have not consummated our initial business combination within the required time period because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account.
Critical Accounting Policies
The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. The Company has identified the following as its critical accounting policies:
Basis of Presentation:
The accompanying unaudited condensed interim financial statements of the Company are presented in U.S. dollars and in conformity with accounting principles generally accepted in the United States of America (“GAAP”) pursuant to the rules and regulations of the SEC and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of September 30, 2021, and the results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for a full year.

The accompanying unaudited condensed interim financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s final prospectus dated October 20, 2021.
All dollar amounts are rounded to the nearest thousand dollars.
Emerging Growth Company:
Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when an accounting standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.
Net Loss per Ordinary Share:
The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per ordinary share is computed by dividing net loss applicable to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period (after deducting 562,500 shares subject to forfeiture in connection with a Proposed Offering—Note 3), plus, to the extent dilutive, the incremental number of ordinary shares to settle warrants, as calculated using the treasury stock method.
At September 30, 2021 and February 10, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company under the treasury stock method. As a result, diluted loss per ordinary share is the same as basic loss per ordinary share for the period presented.
Cash and cash equivalents:
The Company considers all highly liquid instruments with maturities of three months or less when acquired to be cash equivalents. The Company has no cash equivalents at September 30, 2021 or February 10, 2021.
Concentration of Credit Risk:
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which at times, may exceed the Federal depository insurance coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
Financial Instruments:
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature.
Fair Value Measurements
The Company complies with FASB ASC 820, Fair Value Measurements, for its financial assets and liabilities that are re-measured
and reported at fair value at each reporting period, and
non-financial
assets and liabilities that are
re-measured
and reported at fair value at least annually.

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes    a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:
Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;
Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and
Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.
In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.
Use of Estimates:
The preparation of Balance Sheet in conformity with accounting principles generally accepted in the United States of America requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Balance Sheet and the reported amounts of expenses during the reporting period.
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed as of September 30, 2021, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.
Deferred Offering Costs:
The Company complies with the requirements of the FASB ASC
340-10-S99-1
and SEC Staff Accounting Bulletin (SAB) Topic 5A—“Expenses of Offering.” Costs incurred in connection with preparation for the Proposed Offering, together with the underwriters’ discount, will be allocated between equity and warrant liability based on relative fair values with costs associated with equity elements charged to equity and costs associated with issuing the warrants accounted for as liabilities are charged to operations when the warrants are issued, or charged to operations if the Proposed Offering is not completed.
Class A Ordinary Shares Subject to Possible Redemption:
All of the 20,000,000 Class A ordinary shares sold subsequent to September 30, 2021, on October 25, 2021, as part of a Unit in the Public Offering discussed in Note 3 contain a redemption feature which allows for the redemption of common shares under the Company’s liquidation or tender offer/stockholder approval provisions. In accordance with FASB ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of FASB ASC 480. Although the Company did not specify a maximum redemption threshold, its articles of association provide that in no event will it redeem its Public Shares in an amount that would cause its net tangible assets (tangible assets less intangible assets and liabilities) to be less than $5,000,001. However, because all of the Class A ordinary shares are redeemable, all of the shares will be recorded as Class A ordinary shares subject to redemption on the Company’s balance sheet.

The Company recognizes changes immediately as they occur and adjusts the carrying value of the securities at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Class A ordinary shares are affected by adjustments to additional paid-in
capital.
Income Taxes:
FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2021. The Company recognizes interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.
The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes”. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.
Derivative Financial Instruments:
The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging (ASC 815).” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value upon issuance, and the liability is then re-valued
at each reporting date, as determined by the Company based upon a valuation report obtained from its independent third-party valuation firm, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current
based on whether or not
net-cash
settlement or conversion of the instrument could be required within 12 months of the balance sheet date. There were no derivative financial instruments as of September 30, 2021 or February 10, 2021.
Recent Accounting Pronouncements:
In August 2020, the FASB issued ASU
2020-06,
Debt — Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic
815-40)
(“ASU
2020-06”)
to simplify accounting for certain financial instruments. ASU
2020-06
eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU
2020-06
amends the diluted earnings per share guidance, including the requirement to use the if-converted
method for all convertible instruments. ASU
2020-06
is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently evaluating the impact that the pronouncement will have on the financial statements.
Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Subsequent Events:
The Company evaluated subsequent events and transactions that occurred after the date of the balance sheet through the date that the financial statements were available to be issued. All such events that would require adjustment or disclosure in the financial statements have been recognized or disclosed.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are a smaller reporting company as defined by Rule
12b-2
of the Exchange Act and are not required to provide the information otherwise required under this item. As of September 30, 2021, we were not subject to any market or interest rate risk. The net proceeds of the Initial Public Offering, including amounts in the Trust Account, will be invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule
2a-7
under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.
We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Our management evaluated, with the participation of our current Chief Executive Officer and Chief Financial Officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2021, pursuant to Rule
13a-15(b)
under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were effective at September 30, 2021.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2021, covered by this Quarterly Report on Form
10-Q
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
As of the date of this Quarterly Report on Form
10-Q,
there have been no material changes to the risk factors disclosed in our final prospectus filed with the SEC on October 22, 2021. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 10,500,000 Private Placement Warrants, at a price of $1.00 per Private Placement Warrant with the Sponsor, generating gross proceeds of $10.5 million.
In connection with the Initial Public Offering, our sponsor had agreed to loan us an aggregate of up to $300,000 pursuant to the Note. This loan was non-interest
bearing and was repaid in full upon the consummation of the Initial Public Offering.
Of the gross proceeds received from the Initial Public Offering and the sale of the Private Placement Warrants to our sponsor, $204,000,000 was placed in the Trust Account. The net proceeds of the Initial Public Offering and certain proceeds from the Private Placement are invested in U.S. government treasury bills with a maturity of 180 days or less and in money market funds meeting certain conditions under Rule
2a-7
under the Investment Company Act which invest only in direct U.S. government treasury obligations.
We paid a total of approximately $4 million in underwriting discounts and commissions related to the Initial Public Offering. In addition, the underwriters agreed to defer $7 million in underwriting discounts and commissions.
Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Saf
ety Disclosures
.
Not applicable.
Item 5. Other Information.
None.
Item 6. Exhibits.

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*
These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: December 3, 2021		GLOBAL TECHNOLOGY ACQUISITION CORP. I

	By:	/s/ Arnau Porto Dolc
	Name:	Arnau Porto Dolc
	Title:	Chief Executive Officer

Dated: December 3, 2021		GLOBAL TECHNOLOGY ACQUISITION CORP. I

	By:	/s/ Claudia Gast
	Name:	Claudia Gast
	Title:	Chief Financial Officer