Form 10-K
period 2021-12-31
Global Technology Acquisition Corp. I
filed 2022-03-16
CIK 1848821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number:
001-40948

Global Technology Acquisition Corp. I
(Exact name of registrant as specified in its charter)

Cayman Islands	66-0969672
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

19 W 24 th Street, 10 th Floor New York, New York	10010
(Address of principal executive offices)	(Zip Code)
(323)
577-9874
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Units, each consisting of one Class A Ordinary Share, $0.0001 par value per share and one-half of one redeemable warrant	GTACU	The Nasdaq Stock Market LLC
Class A Ordinary Shares, $0.0001 par value per share	GTAC	The Nasdaq Stock Market LLC
Redeemable warrants, each whole warrant exercisable for one Class A Ordinary Share at an exercise price of $11.50 per share	GTACW	The Nasdaq Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes   ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer, “smaller reporting company” and “emerging growth company” in Rule
12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).    Yes  ☒    No  ☐

Auditor PCAOB ID Number: 688	Auditor Name: Marcum LLP	Auditor Location: San Francisco, California
The registrant’s shares were not listed on any exchange and had no value as of the last business day of the second fiscal quarter of 2021. The registrant’s units begin trading on The Nasdaq Global Market (“Nasdaq”) on October 21, 2021 and the registrant’s shares of Class A Ordinary Shares and warrants began trading on Nasdaq on December 17, 2021. The aggregate market value of the units outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the units on October 21, 2021 as reported on Nasdaq was
$
200,800,000.
As of March 2, 2022, there were 5,432,051 Units, each consisting of one Class A Ordinary Share, $0.0001 par value per share and one-half of one redeemable warrant, 14,567,949 Class A Ordinary Shares, 7,283,964 redeemable warrants, each whole warrant exercisable for one Class A Ordinary Share at an exercise price of $11.50 per share, and 5,000,000 Class B Ordinary Shares, par value $0.0001 per share, of the registrant issued and outstanding.

Unless otherwise stated in this Annual Report on Form
10-K
(the “Report”), references to:

•	“Class A Ordinary Shares” are to the Class A ordinary shares, par value $0.0001 per share, of the Company;

•	“Class B Ordinary Shares” are to the Class B ordinary shares, par value $0.0001 per share, of the Company;

•	“Business Combination” are to the Company’s prospective merger with an alternative business;

•
“Completion Window” are to the period following the completion of our Initial Public Offering at the end of which, if we have not completed our initial Business Combination, we will redeem 100% of the public shares at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes , if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, subject to applicable law and certain conditions and as further described herein. The Completion Window ends April 25, 2023 or October 25, 2023 at the election of the Company in two separate three month extensions subject to satisfaction of certain conditions, including the deposit of $2,000,000 for each three month extension, into the Trust Account, or as extended by the Company’s shareholders in accordance with our amended and restated memorandum and articles of association;

•	“Initial Shareholders” are to the Sponsor, Gabriel Silva, Robert Perdue and Juan Villalonga;

•
“Founder Shares” are to the Class B Ordinary Shares initially issued to our Sponsor in a private placement prior to our Initial Public Offering and the Class A Ordinary Shares that will be issued upon the automatic conversion of the Class B Ordinary Shares at the time of our initial Business Combination or earlier at the option of the holders thereof (for the avoidance of doubt, such Class A Ordinary Shares will not be “public shares”);

•	“Initial Public Offering” are to the Company’s initial public offering of Units;

•	“Ordinary Shares” are to the Class A Ordinary Shares and the Class B Ordinary Shares;

•
“Private Placement Warrants” are to the warrants issued to our Sponsor in a private placement simultaneously with the closing of our Initial Public Offering and upon conversion of working capital loans, if any;

•	“public shares” are to the Class A Ordinary Shares sold as part of the Units in our Initial Public Offering (whether purchased in our Initial Public Offering or thereafter in the open market);

•
“public shareholders” are to the holders of our public shares, including our Sponsor and management team to the extent our Sponsor and/or members of our management team purchase public shares, provided that our Sponsor’s and each member of our management team’s status as a “public shareholder” will only exist with respect to such public shares;

•	“Sponsor” are to Global Technology Acquisition I Sponsor LP, a Cayman Island exempted limited partnership;

•
“Trust Account” are to the trust account established for the benefit of the Company’s public shareholders maintained by Continental Stock Transfer & Trust Company, acting as trustee, in which proceeds from the Initial Public Offering and sale of Private Placement Warrants are held;

•	“Units” are to the units sold in the Initial Public Offering, consisting of Class A Ordinary Shares and warrants to purchase one-half of one Class A Ordinary Share; and

•	“we,” “us,” “our,” “the Company” or “our company” are to Global Technology Acquisition Corp. I, a Cayman Islands exempted company, or where applicable, members of our management team.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” or, in each case, their negative or other variations or comparable terminology, but the absence of these words does not mean that a statement is not forward-looking. Such statements include, but not limited to:

•	our ability to select an appropriate target business or businesses;

•	our ability to complete our initial Business Combination;

•	our expectations around the performance of a prospective target business or businesses;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial Business Combination;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial Business Combination;

•	our potential ability to obtain additional financing to complete our initial Business Combination;

•	our pool of prospective target businesses;

•	our ability to consummate an initial Business Combination due to the uncertainty resulting from the recent COVID-19 pandemic;

•	the ability of our officers and directors to generate a number of potential Business Combination opportunities;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the use of proceeds not held in the Trust Account or available to us from interest income on the Trust Account balance;

•	the Trust Account not being subject to claims of third parties; or

•	our future financial performance.
The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that actual results will not materially differ from expectations. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I

Item 1.	Business
General
We are a blank check company incorporated on February 9, 2021 as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar Business Combination with one or more businesses, which we refer to throughout this Report as our initial Business Combination. We have reviewed, and continue to review, a number of opportunities to enter into a Business Combination with an operating business, but we are not able to determine at this time whether we will complete a Business Combination with any of the target businesses that we have reviewed or with any other target business. We also have neither engaged in any operations nor generated any revenue to date. Based on our business activities, we are a “shell company” as defined under the Exchange Act because we have no operations and nominal assets consisting solely of cash and/or cash equivalents.
Our executive offices are located at 19 W 24th Street, 10th Floor, New York, NY 10010, and our telephone number is (323) 577-9874. We maintain a corporate website at www.gtac.io. The information contained on or accessible through our corporate website or any other website that we may maintain is not part of this Report.
Initial Public Offering
On October 25, 2021, we consummated our Initial Public Offering of 20,000,000 Units, which included the partial exercise of the underwriters’ option to purchase an additional 2,500,000 Units at the Initial Public Offering price to cover over-allotments. Each Unit consists of one Class A Ordinary Share of the Company and one-half
of one redeemable warrant of the Company (“warrant”), with each whole warrant entitling the holder thereof to purchase one Class A Ordinary Share for $11.50 per share. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $200,000,000.
Simultaneously with the closing of the Initial Public Offering, we completed the private sale of an aggregate of 10,500,000 Private Placement Warrants to our Sponsor at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds of $10,500,000.
A total of $204,000,000 from the Initial Public Offering (including the Over-Allotment Units) and sale of the Private Placement Warrants were deposited in the Trust Account.
The 5,031,250 Class B Ordinary Shares held by the Initial Shareholders (prior to the exercise of the over-allotment option) included 646,250 shares subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full, so that the Initial Shareholders of the Company would collectively own 20.0% of the issued and outstanding Ordinary Shares of the Company after the Initial Public Offering. Since the underwriters did not exercise the over-allotment option in full, the Sponsor forfeited 31,250 Class B Ordinary Shares, which were canceled by the Company. As a result of such forfeiture, there are currently 5,000,000 Class B Ordinary Shares issued and outstanding.
Initial Business Combination—Our Acquisition Criteria
Since our Initial Public Offering, we have focused on identifying a Business Combination target within marketplaces, FinTech and SaaS companies in Europe, Latam and the U.S., where we believe our management team, board members and advisors have a competitive advantage based on their prior experiences and investments. Our management team is led by Fabrice Grinda, our Executive Chairman, and Arnau Porto Dolc, our Chief Executive Officer, who have extensive experience in completing strategic transactions in a wide range of sectors. We must complete our initial Business Combination by the Completion Window. If our initial Business Combination is not consummated by the Completion Window, then our existence will terminate, and we will distribute all amounts in the Trust Account.
We will search for an appropriate Business Combination target up until the end of the Completion Window. Although we may pursue an initial Business Combination target in any business, industry or geographical location, we intend to focus our search within marketplaces, FinTech and SaaS companies in Europe, Latam and the U.S., where we believe our management team, board members and advisors have a competitive advantage based on their prior experiences and investments.

We are a team of entrepreneurs led by Fabrice Grinda (Executive Chairman) and Arnau Porto (CEO) who have significant experience in founding, operating and investing in successful technology companies. Our management team is led by Arnau Porto, our CEO, and Claudia Gast as our CFO. Our founding sponsors are FJ Labs co-founders Fabrice Grinda and Jose Marin, and Arnau Porto, founder of Greentrail Capital. Together as the management and sponsor teams, we have co-founded and led over 10 companies over the past 23 years, including OLX (exit to Naspers), Deremate (exit to MercadoLibre), Zingy (exit to For-Side), LetGo (merged with OfferUp), Aucland (exit to QXL Ricardo) and Adoreme. In addition to our operational successes, we are one of the most prolific technology investors worldwide; in 2018, Forbes named Fabrice Grinda the number one angel investor in the world based on publicly recorded investments and exits.
We have a strong track record in identifying category and industry leaders worldwide, having backed over 600 technology companies over the past two decades across marketplaces, FinTech and SaaS, of which more than 40 have reached a valuation over $1bn (“unicorns”) today, and having achieved attractive returns across our portfolios. As of December 31, 2020, FJ Labs generated an average of 57% IRR and 4.4x MOIC across 225 realized investments. As of December 31, 2020 in the almost two years since he spun-out from Blueport Capital, Arnau Porto achieved a 43% IRR in his public portfolio across industries, and an average 7.5x MOIC (unrealized) across his private investments in Nubank and Kavak. Some of our management team’s best investments have included Delivery Hero (DHER-36.0x MOIC) and Farfetch (FTCH-3.8x MOIC) in Europe, Airbnb (ABNB-5.1x MOIC) and Carvana (CVNA-10.2x) in the U.S., Meliuz (CASH3-13.0x MOIC) in LatAm, Alibaba (BABA-10.0x MOIC) and Coupang (CPNG-11.8x MOIC) in Asia.
More importantly, our long and successful history of investing in global technology provides us with a broad and deep network of relationships with founders, other investors and managers. This network provides us with a proprietary approach to sourcing, evaluating and growing technology companies worldwide, which we believe is a competitive advantage relative to other investing entities. We intend to leverage these differentiated capabilities to identify a strong pipeline of potential targets, and once we identify and merge with a given target, drive and accelerate that target business’ next stage of growth.
Technology has experienced a significant paradigm shift over the past decade. An industry that was historically U.S., and more specifically West Coast, dominated, has rapidly expanded across the world as cloud platforms have democratized the development of new technologies, and global internet and smartphone adoption have grown addressable markets by billions of people. Over the last decade, we have invested in a number of global winners born outside the U.S., such as Shopify (SHOP), Spotify (SPOT), Delivery Hero (DHER), OLX and Farfetch (FTCH). While these companies are often treated as exceptions to the traditional U.S.-based winners, we believe they are just examples of the first wave of leading technology companies that will emerge from outside the U.S. Indeed, we are now seeing a new generation of unicorn technology companies founded in previously overlooked countries, including, Sweden (Spotify, Klarna), Lithuania (Vinted), Colombia (Rappi), Brazil (Nubank) and Mexico (Kavak). We believe this internationalization trend will continue and our position as a global investor with deep relationships both in the U.S. and internationally will position us well in identifying a potential target. We believe that technology companies will continue to revolutionize the way consumers and business behave around the world for years to come. Many of the most innovative technology companies today are regional champions in sectors such as marketplaces, FinTech and SaaS. While we continue to be enthusiastic about the opportunity in the U.S. we believe that many of the next generation technology unicorns will emerge from outside the U.S. and China. More than 77% of the global population lives outside of these two countries, and we see strong opportunities in particular in Europe and LatAm.
Given our fundamental belief in the rise of global technology unicorns beyond the U.S. and China, as well as our expertise in marketplaces, FinTech and SaaS businesses, we believe that we are strongly positioned to identify, acquire and guide a business in these specific regions and sectors. Our team’s prior experience as founders and operators, as well as our track record as investors and executives provides us with a differentiated expertise and insight into this cross-section of regions and sectors and positions us as a truly differentiated partner to founders and companies that are seeking an attractive path to becoming a public company. Additionally, we believe we will be a best-in-class partner for public investors looking to benefit from the growth of global winners born outside the U.S., as well as U.S.-born companies with global ambitions.

Our Sponsor
Our Sponsor entity is majority led by FJ Labs, which was
co-founded
by Fabrice Grinda and Jose Marin, Arnau Porto, who is the founder of Greentrail Capital, and Claudia Gast, who is a Partner at Greentrail Management and serves on the Board of Directors and the Audit Committee of ESS Tech, Inc. (NYSE: GWH). Previously. FJ Labs is a U.S.-based venture capital investment firm with a global mandate to invest and build online marketplaces and technology businesses, and Greentrail Capital is a London-based investment firm focused globally on publicly listed companies and pre-IPO
opportunities with an emphasis on technology and consumer companies in international markets. Our sponsor team has a demonstrated history of strong performance based on realized returns. FJ Labs, one of the leading marketplace investors globally, has a track record of investing in more than 600 businesses, of which over 40 have achieved unicorn status as of December 31, 2020 including well-known names that have gone public such as Airbnb, Porch, Opendoor, Meliuz, Enjoei, Uber, Alibaba, Spotify, Tencent Music, Farfetch, Wish, and Delivery Hero. In 2020, FJ Labs reviewed on average over 50 opportunities for potential investments every week, evaluating a total of 2,500+ deals. As of December 31, 2020, FJ Labs has generated an average of 57% IRR and 4.4x MOIC across 225 realized investments. As of December 31, 2020 in the almost two years since he spun-out
from Blueport Capital, Arnau Porto achieved a 43% IRR in his public portfolio across industries, and an average 7.5x MOIC (unrealized) across his private investments in Nubank and Kavak.
Fabrice Grinda,
co-founder
of FJ Labs, is among the world’s leading marketplace entrepreneurs and investors with over 150 exits on over 600 angel investments. In 2018, Forbes named Fabrice Grinda the number one angel investor in the world based on publicly recorded investments and exits. Mr. Grinda was previously the co-founder
and
co-CEO
of OLX, one of the largest online marketplaces worldwide, with over 300 million unique visitors per month and a presence in 45 countries, of which a majority stake was sold to Naspers in 2010. Prior to OLX, Mr. Grinda founded Zingy, a mobile media start-up
which he grew to $200m in revenue and was sold to Japanese media conglomerate
For-Side
in 2004. Mr. Grinda was also the founder of Aucland, one of the largest auction sites in Europe, which merged with QXL Ricardo. Mr. Grinda received a Bachelor of Arts degree in Economics from Princeton University.
Arnau Porto is the founder and Chief Investment Officer of Greentrail Capital. Prior to Greentrail Capital, Mr. Porto
co-founded
Blueport Capital, a California-based investment partnership backed by the Robert Bass family office. Before that, he was an investment analyst at Viking Global in New York and he started his career as an institutional investor at Blackstone in London. Mr. Porto co-founded
Jaguar and LaHaus in Colombia, and Portblue Hotels in Europe. Mr. Porto holds an MBA from Stanford University.

The combination of the founding, operating and sourcing expertise of FJ Labs co-founders,
Fabrice Grinda and Jose Marin, combined with the investing experience of Arnau Porto in pre-IPO
and publicly listed companies, offers a unique proposition to founders and potential target companies. With a focus on late-stage investments, GTAC sits at the in-between
of FJ Labs’ experience in early and growth stage investments, and Greentrail’s role as a growth and public markets investor, allowing it to perfectly capitalize on the two sponsors’ complementary competences.
Our Management Team, Board of Directors & Advisors
Fabrice Grinda (Executive Chairman), Arnau Porto (Chief Executive Officer), Claudia Gast (Chief Financial Officer) and Jeff Weinstein (Chief Strategy Officer) together form our management team. This management team will be supported by a full-time, dedicated investment team, independent directors and an advisory committee. Our team has extensive experience and a history of working together in various settings, which we believe is vital for the success of identifying and supporting our prospective target.
Fabrice Grinda is the Executive Chairman of the Company. Mr. Grinda has an unmatched track record in marketplace investments and is widely recognized as one of the most prolific and successful marketplace investors in the world. See “Our Sponsor”.
Arnau Porto is the Chief Executive Officer of the Company. Mr. Porto has spent his entire professional career in the investment management industry and has a long-standing history of investing in global technology companies. See “Our Sponsor”.
Claudia Gast is the Chief Financial Officer and Secretary of the Company, and has extensive financial, strategic and operating experience in private equity and Fortune 100 companies. Over the course of her career, Mrs. Gast has aided and led the execution of multiple public and private buy-and
sell-side transactions, including numerous acquisitions, equity investments, divestitures and partnerships both domestically and internationally. Ms. Gast currently serves on the Board of Directors and the Audit Committee of ESS Tech, Inc. (NYSE: GWH). Previously, Mrs. Gast was part of the Executive team of AM General, a MacAndrews & Forbes portfolio company, where she led the Strategy and Mergers and Acquisitions (“M&A”) for the company and recently completed the sale of the company to KPS Capital Partners (“KPS”). Additionally, Mrs. Gast has also held various financial and strategic management positions at GWR Safety Systems, a portfolio company of GHC Capital, Procter & Gamble and Volkswagen. Mrs. Gast holds an MBA from The University of Chicago Booth School of Business.
Jeff Weinstein is the Chief Strategy Officer of the Company and a Principal at FJ Labs, where he co-heads
the fund’s 600+ investments, which have included Alibaba, Flexport, Rappi, Betterment, Fanduel and Delivery Hero, and manages external fundraising efforts. Mr. Weinstein was previously a Senior Associate at Lux Capital, a $2.5 billion assets under management (“AUM”) venture capital firm that invests in emerging technologies in the physical and life sciences. Prior to that he worked at Dunbar Capital, a multi-strategy fund of hedge funds. Mr. Weinstein is a member of Class 24 of the Kauffman Fellows and has a BA in Philosophy, Politics and Economics from the University of Pennsylvania.
The efforts of our management team and board of directors to source, diligence and negotiate an initial Business Combination will be supported by a dedicated investment team and our board members.
Aleksander Baranski is a Vice President of the Company. Mr. Baranski has over 10 years of experience in the financial sector. Most recently, he worked at Optiver, a leading proprietary trading firm, where he focused on special situations in Europe and the U.S. Previously, Mr. Baranski invested in private technology companies, including Palantir Technologies and Cohesity. Prior to that, Mr. Baranski worked at Smith Cove Capital Management and Perry Capital, where he invested across the capital structure. Additionally, Mr. Baranski worked at The Blackstone Group, where he was involved in multiple transactions across various sectors. He began his career in management consulting with McKinsey & Company. Mr. Baranski holds an MBA with honors from the Wharton School at the University of Pennsylvania, a Master’s Degree in International Management from the CEMS Global Alliance in Management Education from the Erasmus University and the Warsaw School of Economics, and a Master’s Degree in Finance with honors from the Warsaw School of Economics.

Dennis Dinkelmeyer is a Vice President of the Company. Mr. Dinkelmeyer has previously held investment roles at Capital Group and Equity Research at Goldman Sachs. His coverage included international technology and growth companies. Throughout his career, Mr. Dinkelmeyer has had experience advising and working with technology companies ranging from early stage to public companies. Mr. Dinkelmeyer received a BSc in Economics from University College London.
George Luo is a Vice President of the Company. Prior to joining the company, Mr. Luo was a Senior Associate at KPS, a family of private equity funds focused on making controlling equity investments in manufacturing and industrial companies across a diverse array of industries. KPS holds $12.3 billion under management as of December 31, 2020. Furthermore, KPS has completed over 80 controlling investments through six institutional investment funds, comprising 42 platform investments and 43 follow-on
acquisitions in industries including basic materials, branded consumer, healthcare and luxury products, automotive parts, capital equipment and general manufacturing. Prior to that, Mr. Luo was an Investment Banking Associate in the Mergers & Acquisitions group at HSBC. Mr. Luo holds a BS degree in Finance from the Stern School of Business of New York University.
Our efforts will be further augmented by four additional highly experience Board Members: Juan Villalonga, Robert Perdue, Gabriel Silva, and Michael Zeisser, who will bring operational expertise from leadership in public companies, a large network, and, more generally, extensive experience in business and financial matters from operational and advisory roles. Mr. Villalonga, Mr. Perdue, Mr. Silva, and Mr. Zeisser will also provide highly complementary regional expertise respectively in Europe, the U.S. and LatAm. Their experiences in leading and globally scaling companies will provide us with highly valuable further perspectives in sourcing our target business, and will be vital in supporting our target company in the successful growth to global scale.
Juan Villalonga is a Partner at Lutetia Technology Partners and a Strategic Advisor of SparkBeyond. In addition, he currently serves as an advisor to the board of directors of Aiola and Lutetia Capital. Mr. Villalonga has strong operational experience as the former Executive Chairman and Chief Executive Officer of Telefónica Group, a Spanish multinational telecommunications company and one of the largest telephone operators and mobile network providers in the world, which he grew from $12 billion to over $100 billion in market capitalization. In 2010, the Harvard Business Review ranked Mr. Villalonga as #33 on the list of the top 100 performing CEOs in the world. He is also the co-founder
and partner at Hermes Growth Partners, a growth equity firm focused on technology investments, where he invested in successful private companies such as The Trade Desk and RingCentral, which are now leading public players. Prior to this he was as Partner at McKinsey & Company. Mr. Villalonga holds an MBA from IESE Barcelona and an LLB from the University of Deusto.
Robert Perdue is also a Partner at Lutetia Technology and is a Strategic Advisor to three venture-backed artificial intelligence companies. Additionally, he serves on the Board of Directors of Impact, Inc., the leading SaaS platform for enterprise partnership automation. Mr. Perdue is the former Chief Operating Officer and Board Member of The Trade Desk, where he grew the company’s enterprise value from $20 million to over $15 billion. During his tenure from 2013 to 2019, The Trade Desk grew from a
20-person
start-up
with revenue of $1 million to over 1,100 employees with $677 million revenue in 2019. Mr. Perdue and the executive team completed an initial public offering of The Trade Desk in 2016. Over the next 3 years, The Trade Desk grew by 15x in the public markets, becoming the #1 performing technology initial public offering stock on the Nasdaq over the last five years. Prior to this, Mr. Perdue was Chief Operating Officer of EyeWonder, a video ad serving company, and an investment banker at The Jordan, Edmiston Group. He holds an MBA from Georgetown University.
Gabriel Silva is the former Chief Financial Officer of Nubank, where he helped to build and scale one of the world’s largest FinTech companies. Previously, Mr. Silva was a partner and Chief Financial Officer of Pravaler, Brazil’s leading provider of private student loans, and before that a Managing Director at York Capital, a New York-based hedge fund. He has lived in 6 different countries and holds an International Diploma from Sciences Po in Paris, and an MBA from Stanford. He is also a member of Fundação Estudar, a Brazilian education non-profit
organization.

Michael Zeisser is the Managing Partner of FMZ Ventures, a growth equity investment fund focused on Experience Economy and marketplace ecosystems. Prior to founding FMZ Ventures, Mr. Zeisser was Chairman, U.S. Investments for Alibaba Group and led Alibaba’s strategic investments outside of Asia. Previously, Mr. Zeisser served as Senior Vice President of Liberty Media Corporation, where he acquired and oversaw companies in digital media, eCommerce and online gaming. Mr. Zeisser started his career at McKinsey & Co. in New York, where he was elected a partner and co-founded
and led McKinsey’s Internet Practice. Mr. Zeisser has considerable governance experience, having served on numerous public and private boards including IAC, Trip Advisor, Time Inc., Lending Club, Shutterfly, XO Group/TheKnot, Lyft, Magic Leap, and OfferUp. Mr Zeisser graduated with honors from the J.L. Kellogg Graduate School of Management at Northwestern University, where he was a Procter & Gamble International Academic Scholar.
In addition to the board, the team has an experienced advisory committee made up of Jeff Epstein, Brian Cook, Alec Oxenford and Paul Gardi. Within the advisory committee Mr. Epstein, Mr. Cook and Mr. Oxenford have SPAC experience.
Jeff Epstein is an operating partner in Bessemer’s Silicon Valley office where he primarily works with chief executive and financial officers to share and implement best practices. He was the former Executive Vice President and CFO of Oracle, one of the world’s largest and most profitable technology companies, with a market value of over $150 billion. Prior to joining Oracle, Mr. Epstein served as CFO of several public and private companies, including DoubleClick (sold to Google), King World Productions (sold to CBS) and Nielsen’s Media Measurement and Information Group. Earlier in his career, he was an investment banker at The First Boston Corporation. Today Mr. Epstein leads the CFO Advisory Board at Bessemer where more than 100 portfolio company CFOs meet in person and online to help each other improve their effectiveness. He specializes in marketplaces and B2B software companies. Each winter, Mr. Epstein teaches the Lean Launchpad class at Stanford University’s Graduate School of Engineering with Steve Blank. He serves on the boards of directors of Kaiser Permanente, Twilio, Shutterstock and several other private companies. Mr. Epstein served on the Board of Directors of Booking Holdings/Priceline for 16 years until 2019. During this time, Booking stock appreciated 180x from $10/share to over $1,800/share. He holds an MBA from the Stanford University Graduate School of Business, where he was an Arjay Miller Scholar, and a BA from Yale College, where he graduated summa cum laude, Phi Beta Kappa.
Brian Cook has over 20 years of experience within M&A, business development, and strategic planning across a wide range of industries. Mr. Cook began his career at PricewaterhouseCoopers (“PwC”), where he was responsible for providing business and financial due diligence and transaction structuring services to financial sponsors and corporate clients on a global basis. While at PwC, Mr. Cook’s transaction experience included Viacom’s acquisition of CBS, Ingersoll-Rand’s disposal of Ingersoll-Dresser Pump and Ford Motor Company’s acquisition of the Volvo Car Corporation. Following his tenure at PwC, Mr. Cook served as the Vice President of Corporate Development and subsequently Global Head of M&A at Honeywell, in which he oversaw a global team of approximately 25 people. Over the course of his 17 years at Honeywell, Mr. Cook aided or led the execution of over 60 buy-
and sell-side transactions. These transactions included the acquisitions of Novar plc, Norcross Safety Products and Intelligrated, among others. During 2018, Mr. Cook led the execution of the tax-free
spinoffs of Honeywell’s Home Automation (Resideo) and Turbochargers (Garrett Motion) businesses. Mr. Cook’s transaction experience includes public and private transactions across a variety of end markets and product categories.
Alec Oxenford is a serial tech entrepreneur and is regarded as a top technology sector entrepreneur. He is an active angel investor in the technology industry with a focus on emerging markets. Prior to founding Alpha Capital, in 2015, Mr. Oxenford co-founded
and served as CEO of letgo until July 2020 when its U.S. operations were merged with OfferUp and its Turkey operations were simultaneously acquired by OLX. Under Mr. Oxenford’s leadership, letgo grew to over 100 million downloads and 400 million listings according to Techcrunch, and became a unicorn. Mr. Oxenford supervised the merger between letgo and OfferUp and he has remained on the board since the merger. Prior to letgo, from 2006 to 2015, Mr. Oxenford co-founded
with Fabrice Grinda and led the unicorn OLX. Mr. Oxenford also co-founded
DineroMail in 2003, an online payment platform in Latam which was acquired by PayU in 2013. In 1999 during the early days of the Internet, Mr. Oxenford founded DeRemate.com which was acquired by MercadoLibre in 2005. He began his career as a Senior Consultant with The Boston Consulting Group in Madrid
(1993-95),
São Paulo (1998), and Buenos Aires (1999). He received his MBA with Distinction from Harvard Business School in 1997 and was elected Young Global Leader
(2006-11)
by the World Economic Forum.

Paul Gardi has extensive entrepreneurial, operations and investment experience. He has been a lead investor in CNET Networks, Personifi and was a seed investor and CEO/ Chairman at Playlist.com. He held the CEO position at IAC/InterActiveCorp Advertising Solutions and COO at Teoma. At Ask Jeeves he was the Executive Vice President of Strategy and Operations. Ask Jeeves was the top performing stock on the Nasdaq in 2004 (shareholder value increased by over 40x) and was later acquired by IAC/InterActiveCorp Advertising Solutions. Prior to this he was a Partner at GeoCapital Partners and worked at Procter & Gamble in their brand management division. Other significant investments include: Uber, Canva, Thras.io, Produce Pay, Ant Financial, Happn, Fanduel, Ecosense, Flexmoney, Comtravo, Viajnet, Heritage Restaurant group. He was on the American Express Advisory Board, the Vix Media Board and the IAB Board which sets the standards for internet advertising. Mr. Gardi is a graduate of Harvard College and Harvard Business School.
Our team has a unique combination of entrepreneurial, operational, public and private market investing and M&A and capital markets experience that we believe will differentiate us and will increase our ability to identify successful opportunities and add real value to companies we partner with before and after becoming public.
Industry Opportunity
We believe that technology companies will continue to revolutionize the way consumers and businesses behave for the years to come. Our confidence as investors is supported by the fact that according to PitchBook data, there are 665 technology unicorns globally valued at $2.6tn as of March 29, 2021 up from 252 and $925bn as of December 31, 2015, demonstrating a highly fertile investment space which we believe will continue to enjoy a strong growth trajectory in the coming years.
Marketplaces,
Fin
T
ech
and
SaaS
Four of the five largest U.S. technology IPOs since 2017 (Uber (NYS: UBER), Snowflake (NYS: SNOW), Doordash (NYS: DASH), Lyft (NAS: LYFT), and Airbnb (NAS: ABNB)) have been online marketplaces, and we believe this is not a coincidence. Marketplaces are one of the few business models that prominently feature network effects: the more users a platform has, the more value the marketplace offers to all its participants. Supply attracts demand, which in turn attracts more supply, spinning a flywheel that can create high-growth, capital efficient leaders of scale. We believe that these network effects drive high barriers to entry and winner-takes-all dynamics, allowing for champions to scale to unprecedented sizes. The first generation of marketplaces such as Craigslist are now giving way to a new generation of vertical marketplaces such as Uber, Airbnb and Doordash that specialize in a specific sector, with features that drive substantially more value to buyers and sellers. We are particularly excited by investment opportunities in trends such as the continued “verticalization” of horizontal platforms (Drizly for alcohol delivery), the rise of managed marketplaces that provide more value to the transaction experience (Opendoor for homebuying) and the emergence of B2B marketplaces (Workrise for staffing).
We will additionally target businesses in the FinTech space. FinTech in particular has emerged as a large and vibrant vertical in emerging markets such as LatAm, where FinTech start-ups dominate the ecosystem due to the structural inefficiencies of the financial sectors in this region (with Nubank acting as a prime example of consumers increasingly preferring FinTech players to more traditional financial institutions). Aside from the flourishing FinTech sector we have been observing in LatAm, we see financial capabilities becoming a highly valued asset across many other verticals (e.g., consumer, real estate, software and B2B marketplaces), as offered by emerging FinTech companies like Stripe in B2B and Klarna in B2C.
We also see highly attractive opportunities arising from SaaS models, which have seen 308 IPOs over the past five years according to PitchBook data. Leading SaaS businesses offer a highly scalable, easy to deploy, and recurring revenue business model, which provide compelling fundamentals in potential target businesses. While U.S. players have until recently dominated the SaaS market (Palantir and Dropbox), we are observing the rise of highly attractive international SaaS businesses (Aircall) and we believe the international SaaS opportunity will continue to grow at pace. Furthermore, we believe that SaaS will continue to experience significant change, driven by the cloud transition, growth of API platforms, shift to consumption-based revenue models and the emergence of data assets. We believe new models and technology leaders will emerge as a result of this continuous change.
Europe, LatAm and the U.S.
While we have a broad remit to invest globally, we believe we have a particular competitive advantage in Europe, LatAm, and U.S.-born companies with global ambitions. We believe there are opportunities on a global scale and while the U.S. continues to enjoy the most robust technological ecosystem in the world with 328 unicorns as of March 29, 2021 according to PitchBook data, Europe and LatAm are benefiting from strong tailwinds with large cohorts of leading technology platforms now achieving significant scale. This is further illustrated by the fact that there are 108 unicorns in Europe and 15 unicorns in Latam valued at $294bn and $48bn, respectively, as of March 29, 2021 according to PitchBook data.
The European technology market has gained significant momentum in recent years on the back of a rise in high-quality privately owned technology companies, increasing volumes of privately funded venture and growth capital, and a new cohort of entrepreneurial role models who have achieved widely acclaimed technology IPOs. The European technology unicorn universe has seen a dramatic growth in recent years, and according to PitchBook data there are 108 technology unicorns in Europe as of March 29, 2021 compared to 34 as of December 31, 2015 with venture capital investment increasing from $22bn in 2015 to $52bn in 2020. The European public technology market has seen equally important growth, with the number of listed technology companies valued over $1bn reaching 166 as of March 29, 2021, representing a total market capitalization of $1.5tn as of March 29, 2021, according to PitchBook data, demonstrating its attractiveness to institutional investors. While this momentum is impressive, this compares to 328 unicorns in the U.S. as of March 29, 2021. According to PitchBook data, in 2020 the total venture capital investment in the U.S. was $139bn, an increase from $69bn in
2015. This is despite similar GDP and populations with respectively $16tn and 457m inhabitants in Europe and $21tn and 328m inhabitants in the U.S. as of 2019 according to the World Bank, implying significant potential for further growth. We believe that the European private technology market is set to continue to see strong growth going forward, underpinned by substantial and growing access to funding, increased public market understanding and demand for technology stocks, a highly educated workforce providing a large talent pool, a supportive and stable regulatory and political backdrop and increased governmental focus and availability of public funding for the digital economy among other factors.
A growing number of world class technology players have also emerged over the past decade in LatAm, with Brazil accounting for the largest contribution. The number of unicorns in the region has reached 15 as of March 29, 2021 according to PitchBook data, including 10 in Brazil. Investors are increasingly turning to the LatAm region to identify tomorrow’s regional and global champions, investing $5bn in total venture capital investments in 2020, an increase from $1bn in 2015, and helping public companies raise an aggregate $629m at IPO in 2020 alone. These impressive dynamics are underpinned by favorable demographic trends: LatAm has a young and growing population of 646m people of which almost 20% is 15-24 years of age according to the World Bank. Moreover, LatAm is one of the world’s most urbanized regions and largely digital-friendly (75% smartphone penetration adoption in LatAm compared to 84% in the U.S. and 102% in Europe according to Global Data in 2020). We see Brazil as a particularly attractive market thanks not only to its sizeable market, but also to its robust venture ecosystems and financial markets coupled with the relatively low penetration in marketplaces and digital companies in general, compared to more mature markets like the U.S. and Europe.
Competitive Advantage
While we may pursue an initial Business Combination target in any business, industry or geographical location, we intend to focus our search within marketplaces, FinTech and SaaS companies in Europe, Latam and the U.S., where we believe our management team, board members and advisors have a competitive advantage based on their prior experiences and investments.
We intend to capitalize on our Sponsor team’s deep expertise and large global network spanning the entire technology industry, as well as our management team’s extensive experience in completing strategic transactions in a wide range of sectors. Our ability to locate, engage and partner with our prospective target business will be further enabled by our highly complementary and accomplished board members and advisors, with long-standing experience in the broader technology space. We believe that our distinct approach and successful track record, as well as the superior value proposition we will bring to our prospective target will be viewed favorably by the prospective seller of our target.
We believe that our highly complementary and experienced team and differentiated investing approach offer multiple competitive advantages in sourcing, evaluating and executing on opportunities, including:
Broad Network with Unique Data Insights.
FJ Labs is a unique investing franchise, with deep sector expertise and distinctive insights into the technology industry. The FJ Labs team has evaluated over 14,000 opportunities and invested in over 600 companies and over 1,000 founders, with over 40 achieving unicorn status. FJ Labs typically reviews over 50 opportunities every week and evaluated 2,500+ deals in 2020 alone. Thanks to the scale of our sourcing model, we have exceptional data insights resulting in the ability to identify successful business models and future category champions early on. Moreover, our board benefits from considerable and complementary local expertise in Europe, LatAm and the U.S. Our global perspective is all the more valuable as we can learn from and replicate the success of a business model in one region and apply it to another, thereby efficiently identifying companies in any geography and supporting our investments as they develop their operations internationally.
Global Expertise and Entrepreneurship.
Our management, board and execution team have significant experience in investing in and operating companies across all key markets globally and have particular deep expertise in Europe, LatAm and the U.S. Our entrepreneurial approach is supported by the prior experience of our Sponsors, Jose Marin and Fabrice Grinda, who have successfully founded, built and exited leading global technology businesses. We believe this provides us with a unique positioning not just for sourcing but also supporting target businesses in achieving their full potential both locally and globally.
Disciplined Underwriting.
We are strongly committed to fully leverage the extensive private and public market experience of our Sponsors, management team, board and advisors to facilitate a highly disciplined and optimized process. We believe we collectively bring together highly complementary and differentiated capabilities thanks to our team’s strong track record and many years of experience in various private and public market settings, both on the buy-side
and sell-side. Our team is composed of top tier private and public market investors, who have previously co-founded
their own investment funds, and industry-leading M&A executives with long standing careers at highly acquisitive and reputable public institutions. As a result, we believe we bring the necessary experience to efficiently and critically assess our prospective targets. To further enhance our undertaking, we have our own fully dedicated investment team with a strong track record at both leading buy and sell-side firms.

Experienced M&A Execution.
We have a team of highly accomplished executives, with a strong investment and M&A track record in both the public and private markets. Our M&A efforts will be led by CFO Claudia Gast, who was part of the Executive team of AM General, a MacAndrews & Forbes portfolio company, where she led the Strategy and M&A for the company and recently completed the sale of the company to KPS. We have extensive experience in leading, negotiating and structuring M&A transactions as entrepreneurs, venture capital and private equity investors and public & private company executives across a variety of sectors. We believe that a structured and coordinated execution process driven by our disciplined rigor and approach is vital to the success of our undertaking and to drive value for our investors. With our team of highly experienced operational executives who have led a range of diverse transactions, we believe we will be in a prime position to develop and execute the M&A process in a structured manner, ensuring that our prospective target will experience a smooth and highly structured transition while driving value to our investors.
Value Added Leadership Post Merger.
We will provide significant
value-add
to a target business post our investment. Our team has a proven track record, as founders and operators globally, in helping businesses with strategy setting, business planning, operational improvement, M&A, talent acquisition, broadening the network of potential partners and customers, capital deployment and capital structure optimization. We believe we provide a strategic advantage to a target company also over the medium term, as they will benefit from ongoing support through our aforementioned unique dataset, insights and visibility into the technology space. We believe that the combination of the existing FJ Labs platform and GTAC’s own executive team, board of directors and advisors, and our unique data and insights, will enable us to drive and accelerate the target business’s next stage of growth.
Business Strategy & Acquisition Criteria
We have the ambition to create value and generate strong risk-adjusted returns for our shareholders through our comprehensive business acquisition strategy. We intend to leverage our robust proprietary deal sourcing channels and industry leading relationships across the marketplace, FinTech and SaaS landscape to identify a high-quality private company to successfully complete a business combination with an exceptional business.
Our sponsors have developed a unique and rich dataset through our experience as operators and global technology investors in over 600 companies and over 1,000 founders. We draw from this data, as well as our broader experience, when assessing new business opportunities against the investment criteria we have established to identify leading technology players:
Large and Growing Addressable Market.
We will target companies that operate in large and growing addressable markets, supported by robust venture capital ecosystems and financial markets which are fundamental in supporting long-term sustainable growth. This is in line with our existing investment strategy, and as such we will have the ability to leverage lessons learned and the investment methodology which has underpinned our historical investment track record.
Strong Leadership Team.
We will focus on companies with experienced management teams that have a successful track record and the ambition and ability to lead a publicly listed company. We will work alongside these management teams while providing guidance and drawing on our deep operational and financial expertise to fundamentally enhance the value of our target business.
Competitive Moats.
We will seek to acquire a target that, based on superior operational performance, has the potential to become a clear market leader. We will focus on companies that have built competitive advantages foreseeing any potential disruptors to their leadership. We believe our global perspective allows us to identify early on regional champions and help support these businesses to become international winners.
Capital Efficiency and Growth.
We will seek targets that have shown a superior financial profile, accelerated growth and are capable of sustaining strong growth levels also in the future. Our target should have a clear and compelling path to positive unit economics and demonstrate high capital efficiency which will be further enhanced by our presence in the business. We have a demonstrated ability to select and understand the right metrics to identify winners.
Public Company Readiness.
Although we intend to guide and support our target in entering the public markets, we are focused on selecting companies whose management’s ambition and internal processes prove that they are ready or working towards a process to support the regulatory and organizational standards required from a publicly listed company and its shareholders.

These criteria and guidelines are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial Business Combination may be based, to the extent relevant, on these general criteria and guidelines as well as other considerations, factors, criteria and guidelines that our management may deem relevant. In the event that we decide to enter into our initial Business Combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria and guidelines in our shareholder communications related to our initial Business Combination, which, as discussed in this Report, would be in the form of tender offer documents or proxy solicitation materials that we would file with the SEC.
Initial Business Combination
NASADAQ listing rules require that our initial Business Combination must be with one or more target businesses that together have an aggregate fair market value equal to at least 80% of the assets held in the Trust Account (excluding the amount of deferred underwriting discounts held in trust and taxes payable on the income earned on the Trust Account) at the time of our signing a definitive agreement in connection with our initial Business Combination. We refer to this as the 80% of net assets test.
If our board of directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm, with respect to the satisfaction of such criteria.

We anticipate structuring our initial Business Combination so that the post-Business Combination company in which our public shareholders own shares will own or acquire 100% of the outstanding equity interests or assets of the target business or businesses. We may, however, structure our initial Business Combination such that the post-Business Combination company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Even if the post-Business Combination company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the Business Combination may collectively own a minority interest in the post-Business Combination company, depending on valuations ascribed to the target and us in the Business Combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial Business Combination could own less than a majority of our outstanding shares subsequent to our initial Business Combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-Business Combination company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of the 80% of net assets test. If the Business Combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses.
As a result of filing a Registration statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial Business Combination.
Other Considerations
We are not prohibited from pursuing an initial Business Combination with a company that is affiliated with our Sponsor, Initial Shareholders, officers or directors. In the event we seek to complete our initial Business Combination with a company that is affiliated with our Sponsor or any of our Initial Shareholders, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that such initial Business Combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.
Members of our management team and our independent directors may directly or indirectly own Ordinary Shares and/or Private Placement Warrants following the Initial Public Offering and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial Business Combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular Business Combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial Business Combination. In particular, because the Founder Shares were purchased at approximately $0.004 per share, the holders of our Founder Shares (including members of our management team that directly or indirectly own Founder Shares) could make a substantial profit after our initial Business Combination even if our shareholders lose money on their investment as a result of a decrease in the post-combination value of their Class A Ordinary Shares (after accounting for any adjustments in connection with an exchange or other transaction contemplated by the Business Combination). See “Risk Factors-Since our Sponsor, officers and directors will lose their entire investment in us if our Business Combination is not completed (other than with respect to any public shares they may acquire during or after the Initial Public Offering), and because our Sponsor, officers and directors who have an interest in Founder Shares may profit substantially even under circumstances where our public shareholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular Business Combination target is appropriate for our initial Business Combination.” Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular Business Combination if the retention or resignation of any such officers and directors were to be included by a target business as a condition to any agreement with respect to our initial Business Combination.
In addition, certain of our Initial Shareholders, officers and directors presently have, and any of them in the future may have additional, fiduciary and contractual duties to other entities. As a result, if any of our Initial Shareholders, officers or directors becomes aware of a Business Combination opportunity which is suitable for an entity to which he, she or it has then-current fiduciary or contractual obligations, then, subject to their fiduciary duties under Cayman Islands law, he, she or it will need to honor such fiduciary or contractual obligations to present such

Business Combination opportunity to such entity, before we can pursue such opportunity. If these other entities decide to pursue any such opportunity, we may be precluded from pursuing the same. However, we do not expect these duties to materially affect our ability to complete our initial Business Combination. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other.
In addition, certain of the participants in our Sponsor have, and our Sponsor, officers and directors may in the future, sponsor, be part of or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial Business Combination. In particular, Alex Oxenford, who is a member of our advisory committee, is currently serving as chairman and CEO of Alpha Capital Acquisition Company, a special purpose acquisition company that completed its initial public offering in February 2021 and entered into a Business Combination Agreement in November 2021. Furthermore, FJ Labs (which is co-led by Fabrice Grinda, our Executive Chairman), one of our founding sponsors, is also a co-sponsor in Alpha Capital Acquisition Company. Any such companies, businesses or investments, including Alpha Capital Acquisition Company, may present additional conflicts of interest in pursuing an initial Business Combination. However, we do not believe that any potential conflicts with Alpha Capital Acquisition Company would materially affect our ability to complete our initial Business Combination. Our management team has significant experience in identifying and executing acquisition opportunities, and we believe there are multiple potential opportunities within the industries and geographies of our primary focus. Our management team and our Sponsor will evaluate any potential acquisition opportunity solely for the Company. Furthermore, in our post-Initial Public Offering discussions with any potential targets our management team and our Sponsor have ensured that the target has a clear understanding that it will transact with the Company and with no other special purpose acquisition company that may be sponsored by any of our advisory committee members or participants in our Sponsor. In addition, our Sponsor, officers and directors, are not required to commit any specified amount of time to our affairs, and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential Business Combinations and monitoring the related due diligence.
Status as a Public Company
We believe our structure as a public company makes us an attractive Business Combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional Initial Public Offering through a merger or other Business Combination with us. In a Business Combination transaction with us, the owners of the target business may, for example, exchange their shares of stock, shares or other equity interests in the target business for our Class A Ordinary Shares (or shares of a new holding company) or for a combination of our Class A Ordinary Shares and cash, allowing us to tailor the consideration to the specific needs of the sellers. We believe target businesses will find this method a more expeditious and cost effective method to becoming a public company than the typical Initial Public Offering. The typical Initial Public Offering process takes a significantly longer period of time than the typical Business Combination transaction process, and there are significant expenses in the Initial Public Offering process, including underwriting discounts and commissions, that may not be present to the same extent in connection with a Business Combination with us.
Furthermore, once a proposed Business Combination is completed, the target business will have effectively become public, whereas an Initial Public Offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or have negative valuation consequences. Once public, we believe the target business would then have greater access to capital, an additional means of providing management incentives consistent with shareholders’ interests and the ability to use its shares as currency for acquisitions. Being a public company can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.
While we believe that our structure and our management team’s backgrounds will make us an attractive business partner, some potential target businesses may view our status as a blank check company, such as our lack of an operating history and our ability to seek shareholder approval of any proposed initial Business Combination, negatively.
We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding
advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved, If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.
We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our Initial Public Offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A Ordinary Shares that are held by non-affiliates
exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible
debt securities during the prior three-year period.
Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates exceeds $250 million as of the prior June 30, and (2) our annual revenues exceeded $100 million during such completed fiscal year or the market value of our ordinary shares held by non-affiliates exceeds $700 million as of the prior June 30.
Financial Position
With funds available for a Business Combination in the amount of approximately $197,004,000, as of December 31, 2021, after payment of $7,000,000 of deferred underwriting fees, before fees and expenses associated with our initial Business Combination, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial Business Combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.
Effecting Our Initial Business Combination
General
We are not presently engaged in, and we will not engage in, any operations until we consummate our initial Business Combination. We intend to effectuate our initial Business Combination using cash from the proceeds of our Initial Public Offering and the sale of the Private Placement Warrants, our ordinary shares, debt or a combination of these as the consideration to be paid in our initial Business Combination. We may seek to complete our initial Business Combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.
If our initial Business Combination is paid for using equity or debt, or not all of the funds released from the Trust Account are used for payment of the consideration in connection with our initial Business Combination or used for redemptions of our Class A Ordinary Shares, we may apply the balance of the cash released to us from the Trust Account for general corporate purposes, including for maintenance or expansion of operations of the post-Business Combination company, the payment of principal or interest due on indebtedness incurred in completing our initial Business Combination, to fund the purchase of other companies or for working capital.
We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial Business Combination, and we may effectuate our initial Business Combination using the proceeds of such offerings or loans rather than using the amounts held in the Trust Account.
In the case of an initial Business Combination funded with assets other than the trust account assets, our tender offer documents or proxy materials disclosing the Business Combination would disclose the terms of the financing and, only if required by applicable law or we decide to do so for business or other reasons, we would seek shareholder approval of such financing. There are no prohibitions on our ability to raise funds privately or through loans in connection with our initial Business Combination. At this time we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.
Sources of Target Businesses
Our officers and directors, as well as their affiliates, may bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors. Further, various unaffiliated sources, including investment market participants, private equity groups, investment banking firms, consultants, accounting firms and large business enterprises may bring target business candidates to our attention as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since some of these sources will have read this report and know what types of businesses we are targeting. While we have not and do not anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the Trust Account. In no event, however, will our Sponsor or any of our existing officers or directors, or their respective affiliates be paid by us any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our initial Business Combination (regardless of the type of transaction that it is). We have agreed to pay an affiliate of our Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support services provided to members of our management team and other expenses and obligations of our Sponsor. Furthermore, we may enter into consulting arrangements directly or indirectly with individuals (who will not be our executive officers) to provide similar services. Any such foregoing payments made prior to our initial business Combination will be made from funds held outside the Trust Account. Some of our officers and directors may enter into employment or consulting agreements with the post-Business Combination company following our initial Business Combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an acquisition candidate.
We are not prohibited from pursuing an initial Business Combination with a company that is affiliated with our Sponsor, Initial Shareholders, officers or directors. In the event we seek to complete our initial Business Combination with a company that is affiliated with our Sponsor or any of our Initial Shareholders, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that such initial Business Combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.
Each of our officers and directors presently has, and any of them in the future may have, additional, fiduciary or contractual obligations to other entities, including entities that are affiliates of our Sponsor, pursuant to which such officer or director is or will be required to present a Business Combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a Business Combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such Business Combination opportunity to such entity, subject to their fiduciary duties under Cayman Islands law.
Selection of a Target Business and Structuring of Our Initial Business Combination
In evaluating a prospective target business, we expect to conduct an extensive due diligence review which may encompass, as applicable and among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities and a review of financial and other information about the target and its industry. We will also utilize our management team’s operational and capital planning experience. If we determine to move forward with a particular target, we will proceed to structure and negotiate the terms of the Business Combination transaction.
The time required to select and evaluate a target business and to structure and complete our initial Business Combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of, and negotiation with, a prospective target business with which our initial Business Combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another Business Combination. The company will not pay any consulting fees to members of our management team, or their respective affiliates, for services rendered to or in connection with our initial Business Combination. In addition, we have agreed not to enter into a definitive agreement regarding an initial Business Combination without the prior consent of our Sponsor.

Lack of Business Diversification
For an indefinite period of time after the completion of our initial Business Combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete Business Combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial Business Combination with only a single entity, our lack of diversification may:

•
subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial Business Combination; and

•	cause us to depend on the marketing and sale of a single product or limited number of products or services.
Limited Ability to Evaluate the Target’s Management Team
Although we closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial Business Combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial Business Combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial Business Combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial Business Combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.
We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial Business Combination.
Following a Business Combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.
Shareholders May Not Have the Ability to Approve Our Initial Business Combination
We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC, subject to the provisions of our amended and restated memorandum and articles of association. However, we will seek shareholder approval if it is required by applicable law or stock exchange listing requirement, or we may decide to seek shareholder approval for business or other reasons.

Under Nasdaq’s listing rules, shareholder approval would typically be required for our initial Business Combination if, for example:

•	we issue Ordinary Shares that will be equal to or in excess of 20% of the number of our Ordinary Shares then-outstanding (other than in a public offering);

•
any of our directors, officers or substantial security holder (as defined by the Nasdaq rules) has a 5% or greater interest, directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of Ordinary Shares could result in an increase in issued and outstanding Ordinary Shares or voting power of 1% or more (or 5% or more if the related party involved is classified as such solely because such person is a substantial security holder); or

•	the issuance or potential issuance of Ordinary Shares will result in our undergoing a change of control.
The decision as to whether we will seek shareholder approval of a proposed Business Combination in those instances in which shareholder approval is not required by law will be made by us, solely in our discretion, and will be based on business and reasons, which include a variety of factors, including, but not limited to:

•
the timing of the transaction, including in the event we determine shareholder approval would require additional time and there is either not enough time to seek shareholder approval or doing so would place the company at a disadvantage in the transaction or result in other additional burdens on the company;

•	the expected cost of holding a shareholder vote;

•	the risk that the shareholders would fail to approve the proposed Business Combination;

•	other time and budget constraints of the company; and

•	additional legal complexities of a proposed Business Combination that would be time-consuming and burdensome to present to shareholders.
Permitted Purchases and Other Transactions with Respect to Our Securities
If we seek shareholder approval of our initial Business Combination and we do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, our Sponsor, directors, executive officers, advisors or their affiliates may purchase public shares or warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial Business Combination. Additionally, at any time at or prior to our initial Business Combination, subject to applicable securities laws (including with respect to material nonpublic information), our Sponsor, directors, executive officers, advisors or their affiliates may enter into transactions with investors and others to provide them with incentives to acquire public shares, vote their public shares in favor of our initial Business Combination or not redeem their public shares. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the Trust Account will be used to purchase public shares or warrants in such transactions. If they engage in such transactions, they will be restricted from making any such purchases when they are in possession of any material non-public
information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act.
In the event that our Sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights or submitted a proxy to vote against our initial Business Combination, such selling shareholders would be required to revoke their prior elections to redeem their shares and any proxy to vote against our initial Business Combination. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will be required to comply with such rules.
The purpose of any such transaction could be to (i) vote in favor of the Business Combination and thereby increase the likelihood of obtaining shareholder approval of the Business Combination, (ii) reduce the number of public warrants outstanding or vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial Business Combination or (iii) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial Business Combination, where it appears that such requirement would otherwise not be met. Any such purchases of our securities may result in the completion of our initial Business Combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our Class A Ordinary Shares or public warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.
Our Sponsor, officers, directors and/or their affiliates anticipate that they may identify the shareholders with whom our Sponsor, officers, directors or their affiliates may pursue privately negotiated transactions by either the shareholders contacting us directly or by our receipt of redemption requests submitted by shareholders (in the case of Class A Ordinary Shares) following our mailing of tender offer or proxy materials in connection with our initial Business Combination. To the extent that our Sponsor, officers, directors, advisors or their affiliates enter into a private transaction, they would identify and contact only potential selling or redeeming shareholders who have expressed their election to redeem their shares for a pro rata share of the Trust Account or vote against our initial Business Combination, whether or not such shareholder has already submitted a proxy with respect to our initial Business Combination but only if such shares have not already been voted at the general meeting related to our initial Business Combination. Our Sponsor, executive officers, directors, advisors or their affiliates will select which shareholders to purchase shares from based on the negotiated price and number of shares and any other factors that they may deem relevant, and will be restricted from purchasing shares if such purchases do not comply with Regulation M under the Exchange Act and the other federal securities laws.
Our Sponsor, officers, directors and/or their affiliates are restricted from making purchases of shares if the purchases would violate Section 9(a)(2) or Rule
10b-5
of the Exchange Act. We expect any such purchases would be reported by such person pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.
Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination
We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A Ordinary Shares upon the completion of our initial Business Combination at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, if any, divided by the number of then-outstanding public shares, subject to the limitations described herein. The amount in the Trust Account was initially $10.20 per public share. The per-share
amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. There will be no redemption rights upon the completion of our initial Business Combination with respect to our warrants. Further, we will not proceed with redeeming our public shares, even if a public shareholder has properly elected to redeem its shares, if a Business Combination does not close. Our Sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any Founder Shares and public shares held by them in connection with (i) the completion of our initial Business Combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A Ordinary Shares the right to have their shares redeemed in connection with our initial Business Combination or to redeem 100% of our public shares if we do not complete our initial Business Combination within the Completion Window or (B) with respect to any other provision relating to the rights of holders of our Class A Ordinary Shares.
Limitations on Redemptions
Our amended and restated memorandum and articles of association provide that in no event will we redeem our public shares in an amount that would cause our net tangible assets, after payment of the deferred underwriting commissions, to be less than $5,000,001 either prior to or upon consummation of the initial Business Combination (so that we do not then become subject to the SEC’s “penny stock” rules). However, the proposed Business Combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed Business Combination. In the event the aggregate cash consideration we would be required to pay for all Class A Ordinary Shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed Business Combination exceed the aggregate amount of cash available to us, we will not complete the Business Combination or redeem any shares, and all Class A Ordinary Shares submitted for redemption will be returned to the holders thereof.
Manner of Conducting Redemptions
We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A Ordinary Shares upon the completion of our initial Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed Business Combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirement or whether we were deemed to be a foreign private issuer (which would require a tender offer rather than seeking shareholder approval under SEC rules). Asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our issued and outstanding Ordinary Shares or seek to amend our amended and restated memorandum and articles of association would typically require shareholder approval. We currently intend to conduct redemptions in connection with a shareholder vote unless shareholder approval is not required by applicable law or stock exchange listing requirement or we choose to conduct redemptions pursuant to the tender offer rules of the SEC for business or other reasons. So long as we obtain and maintain a listing for our securities on Nasdaq, we are required to comply with the Nasdaq rules.
If we held a shareholder vote to approve our initial Business Combination, we will, pursuant to our amended and restated memorandum and articles of association:

•
conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and

•	file proxy materials with the SEC.
In the event that we seek shareholder approval of our initial Business Combination, we will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon completion of the initial Business Combination.
If we seek shareholder approval, we will complete our initial Business Combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, being the affirmative vote of a majority of the Ordinary Shares represented in person or by proxy and entitled to vote thereon and who vote at a general meeting of the company. In such case, our Sponsor and each member of our management team have agreed to vote their Founder Shares and public shares in favor of our initial Business Combination. As a result, in addition to our initial purchaser’s Founder Shares, we would need 7,500,000, or 37.5% (assuming all issued and outstanding shares are voted), of the 20,000,000 public shares sold in the Initial Public Offering to be voted in favor of an initial Business Combination in order to have our initial Business Combination approved. Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction or vote at all. In addition, our Sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any Founder Shares and public shares held by them in connection with (i) the completion of a Business Combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A Ordinary Shares the right to have their shares redeemed in connection with our initial Business Combination or to redeem 100% of our public shares if we do not complete our initial Business Combination within the Completion Window or (B) with respect to any other provision relating to the rights of holders of our Class A Ordinary Shares.

If we conduct redemptions pursuant to the tender offer rules of the SEC, we will, pursuant to our amended and restated memorandum and articles of association:

•	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and

•
file tender offer documents with the SEC prior to completing our initial Business Combination which contain substantially the same financial and other information about the initial Business Combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our initial Business Combination, if we elect to conduct redemptions pursuant to the tender offer rules, we and our Sponsor will terminate any plan established in accordance with Rule
10b5-1
to purchase Class A Ordinary Shares in the open market, in order to comply with Rule
14e-5
under the Exchange Act.
In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule
14e-1(a)
under the Exchange Act, and we will not be permitted to complete our initial Business Combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public shareholders not tendering more than the number of public shares we are permitted to redeem. If public shareholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete such initial Business Combination.
Limitation on Redemption upon Completion of Our Initial Business Combination If We Seek Shareholder Approval
If we seek shareholder approval of our initial Business Combination and we do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association will provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in the Initial Public Offering, which we refer to as “Excess Shares,” without our prior consent. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed Business Combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the shares sold in the Initial Public Offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our Sponsor or our management at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the shares sold in the Initial Public Offering without our prior consent, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial Business Combination, particularly in connection with a Business Combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash.
However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial Business Combination.
Tendering Share Certificates in Connection with a Tender Offer or Redemption Rights
Public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” will be required to either tender their certificates (if any) to our transfer agent prior to the date set forth in the proxy solicitation or tender offer materials, as applicable, mailed to such holders, or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/ Withdrawal At Custodian) System, at the holder’s option, in each case up to two business days prior to the initially scheduled vote to approve the Business Combination. The proxy solicitation or tender offer materials, as applicable, that we will furnish to holders of our public shares in connection with our initial Business Combination will indicate the applicable delivery requirements, which will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. Accordingly, a public shareholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two business days prior to the initially scheduled vote on the proposal to approve the Business Combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short period in which to exercise redemption rights, it is advisable for shareholders to use electronic delivery of their public shares.
There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker a fee of approximately $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.
The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their Business Combinations, many blank check companies would distribute proxy materials for the shareholders’ vote on an initial Business Combination, and a holder could simply vote against a proposed Business Combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the Business Combination was approved, the company would contact such shareholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the shareholder then had an “option window” after the completion of the Business Combination during which he or she could monitor the price of the company’s shares in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which shareholders were aware they needed to commit before the general meeting, would become “option” rights surviving past the completion of the Business Combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming shareholder’s election to redeem is irrevocable once the Business Combination is approved.
Any request to redeem such shares, once made, may be withdrawn at any time up to two business days prior to the initially scheduled vote on the proposal to approve the Business Combination, unless otherwise agreed to by us. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial Business Combination.
If our initial Business Combination is not approved or completed for any reason, then our public shareholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the Trust Account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.
If our initial proposed Business Combination is not completed, we may continue to try to complete a Business Combination with a different target until the end of the Completion Window.
Redemption of Public Shares and Liquidation If No Initial Business Combination
Our amended and restated memorandum and articles of association provides that we will have only the Completion Window to consummate an initial Business Combination. If we have not consummated an initial Business Combination within the Completion Window, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to consummate an initial Business Combination within the Completion Window. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our initial Business Combination, we will follow the foregoing procedures with respect to the liquidation of the Trust Account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.
Our Sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares they hold if we fail to consummate an initial Business Combination within the Completion Window although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if we fail to complete our initial Business Combination within the prescribed time frame.
Our Sponsor, executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A Ordinary Shares the right to have their shares redeemed in connection with our initial Business Combination or to redeem 100% of our public shares if we do not complete our initial Business Combination within the Completion Window or (B) with respect to any other provision relating to the rights of holders of our Class A Ordinary Shares, unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our income taxes, if any, divided by the number of the then-outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets, after payment of the deferred underwriting commissions, to be less than $5,000,001 either prior to or upon consummation of an initial Business Combination (so that we do not then become subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement, we would not proceed with the amendment or the related redemption of our public shares at such time. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our Sponsor, any executive officer or director, or any other person.
We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the $1,326,000 held outside the Trust Account plus up to $100,000 of funds from the Trust Account available to us to pay dissolution expenses, although we cannot assure you that there will be sufficient funds for such purpose.
If we were to expend all of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, other than the proceeds deposited in the Trust Account, and without taking into account interest, if any, earned on the Trust Account, the per-share
redemption amount received by shareholders upon our dissolution would be $10.20. The proceeds deposited in the Trust Account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share
redemption amount received by shareholders will not be less than $10.20. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.
Although we will seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the Trust Account including, but not limited, to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third-party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third-party that has not executed a waiver if management believes that such third-party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third-party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. Marcum LLP will not execute an agreement with us waiving such claims to the monies held in the Trust Account. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. In order to protect the amounts held in the Trust Account, our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third-party for services rendered or products sold to us (other than our independent registered public accounting firm), or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below the lesser of (i) $10.20 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.20 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, provided that such liability will not apply to any claims by a third-party or prospective target business that executed a waiver of any and all rights to seek access to the Trust Account nor will it apply to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third-party, our Sponsor will not be responsible to the extent of any liability for such third-party claims. However, we have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our Sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our Sponsor would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.
In the event that the proceeds in the Trust Account are reduced below the lesser of (i) $10.20 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.20 per public share due to reductions in the value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay our income tax obligations, and our Sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share
redemption price will not be less than $10.20 per public share.
We seek to reduce the possibility that our Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. Our Sponsor will also not be liable as to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. Immediately following the Initial Public Offering and the sale of the Private Placement Units, we had access to up to $1,900,000 with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our Trust Account could be liable for claims made by creditors, however such liability will not be greater than the amount of funds from our Trust Account received by any such shareholder.
If we file a bankruptcy or
winding-up
petition or an involuntary bankruptcy or
winding-up
petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy or winding-up
law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the Trust Account, we cannot assure you we will be able to return $10.20 per public share to our public shareholders. Additionally, if we file a bankruptcy or winding-up
petition or an involuntary bankruptcy or
winding-up
petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy or insolvency laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy or insolvency court could seek to recover some or all amounts received by our shareholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public shareholders from the Trust Account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.
Our public shareholders will be entitled to receive funds from the Trust Account only (i) in the event of the redemption of our public shares if we do not complete our initial Business Combination within the Completion Window, (ii) in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A Ordinary Shares the right to have their shares redeemed in connection with our initial Business Combination or to redeem 100% of our public shares if we do not complete our initial Business Combination within the Completion Window or (B) with respect to any other provision relating to the rights of holders of our Class A Ordinary Shares, or (iii) if they redeem their respective shares for cash upon the completion of the initial Business Combination. Public shareholders who redeem their Class A Ordinary Shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the Trust Account upon the subsequent completion of an initial Business Combination or liquidation if we have not consummated an initial Business Combination within the Completion Window, with respect to such Class A Ordinary Shares so redeemed. In no other circumstances will a shareholder have any right or interest of any kind to or in the Trust Account. In the event we seek shareholder approval in connection with our initial Business Combination, a shareholder’s voting in connection with the Business Combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the Trust Account. Such shareholder must have also exercised its redemption rights described above. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote.
Comparison of Redemption or Purchase Prices in Connection with Our Initial Business Combination and If We Fail to Complete Our Initial Business Combination
The following table compares the redemptions and other permitted purchases of public shares that may take place in connection with the completion of our initial Business Combination and if we have not completed our initial Business Combination within the Completion Window:

	Redemptions in connection with Our Initial Business Combination	Other Permitted Purchases of Public Shares by Our Affiliates	Redemption if We Fail to Complete an Initial Business Combination
Impact to remaining shareholders	The redemptions in connection with our initial Business Combination will reduce the book value per share for our remaining shareholders, who will bear the burden of the deferred underwriting commissions and taxes payable.	If the permitted purchases described above are made, there would be no impact to our remaining shareholders because the purchase price would not be paid by us.	The redemption of our public shares if we fail to complete our initial Business Combination will reduce the book value per share for the shares held by our sponsor, who will be our only remaining shareholder after such redemptions.
Competition
In identifying, evaluating and selecting a target business for our initial Business Combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, public companies, operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting Business Combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights may reduce the resources available to us for our initial Business Combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial Business Combination.
Employees
We currently have four executive officers. Members of our management team are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial Business Combination. The amount of time that any such person will devote in any time period to our company will vary based on whether a target business has been selected for our initial Business Combination and the current stage of the Business Combination process.
Periodic Reporting and Financial Information
We have registered our Units, Class A Ordinary Shares and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accountants.

We will provide shareholders with audited financial statements of the prospective target business as part of the proxy solicitation or tender offer materials, as applicable, sent to shareholders. These financial statements may be required to be prepared in accordance with, or reconciled to, accounting principles generally accepted in the United States of America (“GAAP”), or International Financial Reporting Standards (“IFRS”), depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial Business Combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential acquisition candidate will have financial statements prepared in accordance with the requirements outlined above, or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential acquisition candidates, we do not believe that this limitation will be material.
We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.
We have filed a Registration Statement on Form
8-A
with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial Business Combination.
We are a Cayman Islands exempted company. Exempted companies are Cayman Islands companies conducting business mainly outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Act. As an exempted company, we have applied for and received a tax exemption undertaking from the Cayman Islands government that, in accordance with Section 6 of the Tax Concessions Act (2018 Revision) of the Cayman Islands, for a period of 20 years from the date of the undertaking, no law which is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations will apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax will be payable (i) on or in respect of our shares, debentures or other obligations or (ii) by way of the withholding in whole or in part of a payment of dividend or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us.
We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding
advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.
In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our Initial Public Offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A Ordinary Shares that are held by non-affiliates
exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible
debt securities during the prior three-year period.
Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation
S-K.
Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our Ordinary Shares held by non-affiliates
exceeds $250 million as of the prior June 30, and (2) our annual revenues exceeded $100 million during such completed fiscal year or the market value of our Ordinary Shares held by non-affiliates
exceeds $700 million as of the prior June 30.

Item 1A.	Risk Factors
Certain factors may have a material adverse effect on our business, financial condition and results of operation. An investment in our securities involves a high degree of risk. You should consider carefully all of the risks and uncertainties described below, in addition to the other information contained in this Report, including our financial statements and related notes before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business, financial condition and operating results.
The risks include the following summary risk factors:

•	our ability to select an appropriate target business or businesses;

•	our ability to complete our initial Business Combination;

•	our expectations around the performance of a prospective target business or businesses;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial Business Combination;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial Business Combination;

•	our potential ability to obtain additional financing to complete our initial Business Combination;

•	our pool of prospective target businesses;

•	our ability to consummate an initial Business Combination due to the uncertainty resulting from the recent COVID-19 pandemic;

•	the ability of our officers and directors to generate a number of potential Business Combination opportunities;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the use of proceeds not held in the Trust Account or available to us from interest income on the Trust Account balance;

•	the Trust Account not being subject to claims of third parties; or

•	our future financial performance.
Risks Relating to our Search for, Consummation of, or Inability to Consummate, a Business Combination and Post-Business Combination Risks
We are a recently incorporated company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.
We are a recently incorporated company, incorporated under the laws of the Cayman Islands with no operating results, and we did not commence operations until obtaining funding through the Initial Public Offering. Because we lack a significant operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial Business Combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning a Business Combination and may be unable to complete our initial Business Combination. If we fail to complete our initial Business Combination, we will never generate any operating revenues.
Our shareholders may not be afforded an opportunity to vote on our proposed initial Business Combination, which means we may complete our initial Business Combination even though a majority of our shareholders do not support such a combination.
We may choose not to hold a shareholder vote before we complete our initial Business Combination if the Business Combination would not require shareholder approval under applicable law or stock exchange listing requirement. For instance, if we were seeking to acquire a target business where the consideration we were paying in the transaction was all cash, we would typically not be required to seek shareholder approval to complete such a transaction. Except for as required by applicable law or stock exchange listing requirement, the decision as to whether we will seek shareholder approval of a proposed Business Combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Accordingly, we may complete our initial Business Combination even if holders of a majority of our issued and outstanding Ordinary Shares do not approve of the Business Combination we complete.

Please see the section entitled “Business-Effecting Our Initial Business Combination-Shareholders May Not Have the Ability to Approve Our Initial Business Combination” for additional information.
If we seek shareholder approval of our initial Business Combination, our Sponsor and members of our management team have agreed to vote in favor of such initial Business Combination, regardless of how our public shareholders vote.
Our Sponsor and its permitted transferees owned, on an
as-converted
basis, 20% of our outstanding Ordinary Shares immediately following the completion of the Initial Public Offering.
Our Sponsor and members of our management team also may from time to time purchase Class A Ordinary Shares prior to our initial Business Combination. Our amended and restated memorandum and articles of association provide that, if we seek shareholder approval, we will complete our initial Business Combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, being the affirmative vote of a majority of the Ordinary Shares represented in person or by proxy and entitled to vote thereon and who vote at a general meeting. As a result, in addition to our Initial Shareholders’ Founder Shares, we would need 7,500,000, or 37.5% (assuming all issued and outstanding shares are voted), or 1,250,000, or 6.25% (assuming only the minimum number of shares representing a quorum are voted), of the 20,000,000 public shares issued and outstanding as of March 2, 2022 to be voted in favor of an initial Business Combination in order to have our initial Business Combination approved. Accordingly, if we seek shareholder approval of our initial Business Combination, the agreement by our Sponsor and each member of our management team to vote in favor of our initial Business Combination will increase the likelihood that we will receive the requisite shareholder approval for such initial Business Combination.
Your only opportunity to affect the investment decision regarding a potential Business Combination may be limited to the exercise of your right to redeem your shares from us for cash.
Since our board of directors may complete a Business Combination without seeking shareholder approval, public shareholders may not have the right or opportunity to vote on the Business Combination, unless we seek such shareholder approval. Accordingly, your only opportunity to affect the investment decision regarding a potential Business Combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public shareholders in which we describe our initial Business Combination.
The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential Business Combination targets, which may make it difficult for us to enter into a Business Combination with a target.
We may seek to enter into a Business Combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the Business Combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets, after payment of the deferred underwriting commissions, to be less than $5,000,001 either prior to or upon consummation of an initial Business Combination (so that we do not then become subject to the SEC’s “penny stock” rules), or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial Business Combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets, after payment of the deferred underwriting commissions, to be less than $5,000,001 either prior to or upon consummation of an initial Business Combination or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related Business Combination and may instead search for an alternate Business Combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a Business Combination transaction with us.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable Business Combination or optimize our capital structure.
At the time we enter into an agreement for our initial Business Combination, we will not know how many shareholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial Business Combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the Trust Account to meet such requirements or arrange for third-party financing. In addition, if a large number of shares are submitted for redemption, we may need to restructure the transaction to reserve a greater portion of the cash in the Trust Account or arrange for additional third-party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable Business Combination available to us or optimize our capital structure. The amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with an initial Business Combination. The per-share
amount we will distribute to shareholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the amount held in trust will continue to reflect our obligation to pay the entire deferred underwriting commissions.
The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial Business Combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.
If our initial Business Combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial Business Combination would be unsuccessful is increased. If our initial Business Combination is unsuccessful, you would not receive your pro rata portion of the funds in the Trust Account until we liquidate the Trust Account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the Trust Account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your shares in the open market.
The requirement that we consummate an initial Business Combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a Business Combination and may limit the time we have in which to conduct due diligence on potential Business Combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial Business Combination on terms that would produce value for our shareholders.
Any potential target business with which we enter into negotiations concerning a Business Combination will be aware that we must consummate an initial Business Combination by April 25, 2023 (or by October 25, 2023 at the election of the Company in two separate three month extensions subject to satisfaction of certain conditions, including the deposit of $2,000,000 for each three month extension, into the Trust Account, or as extended by the Company’s shareholders in accordance with our amended and restated memorandum and articles of association). Consequently, such target business may obtain leverage over us in negotiating a Business Combination, knowing that if we do not complete our initial Business Combination with that particular target business, we may be unable to complete our initial Business Combination with any target business. This risk will increase as we get closer to the end of time frame. In addition, we may have limited time to conduct due diligence and may enter into our initial Business Combination on terms that we would have rejected upon a more comprehensive investigation.
Our search for a Business Combination, and any target business with which we ultimately consummate a Business Combination, may be materially adversely affected by the recent coronavirus
(COVID-19)
outbreak and the status of debt and equity markets.
In December 2019, a novel strain of coronavirus was reported to have surfaced, which has and is continuing to spread throughout the world, including the U.S. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease
(COVID-19)
a “Public Health Emergency of

International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the U.S. to aid the U.S. healthcare community in responding to
COVID-19,
and on March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic”. The pandemic, together with resulting voluntary and U.S. federal and state and
non-U.S.
governmental actions, including, without limitation, mandatory business closures, public gathering limitations, restrictions on travel and quarantines, has meaningfully disrupted the global economy and markets. Although the long-term economic fallout of
COVID-19
is difficult to predict, it has and is expected to continue to have ongoing material adverse effects across many, if not all, aspects of the regional, national and global economy. The
COVID-19
outbreak has and a significant outbreak of other infectious diseases could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, and the business of any potential target business with which we consummate a Business Combination could be materially and adversely affected. Furthermore, we may be unable to complete a Business Combination if continued concerns relating to
COVID-19
continues to restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which
COVID-19
impacts our search for a Business Combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of
COVID-19
and the actions to contain
COVID-19
or treat its impact, among others. If the disruptions posed by
COVID-19
or other matters of global concern continue for an extensive period of time, our ability to consummate a Business Combination, or the operations of a target business with which we ultimately consummate a Business Combination, may be materially adversely affected.
In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by
COVID-19
and other events, including as a result of increased market volatility, decreased market liquidity in third-party financing being unavailable on terms acceptable to us or at all.
We may not be able to complete an initial Business Combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.
We may not be able to find a suitable target business and consummate an initial Business Combination by April 25, 2023. Our ability to complete our initial Business Combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the outbreak of
COVID-19
continues to grow both in the U.S. and globally and, while the extent of the impact of the outbreak on us will depend on future developments, it could limit our ability to complete our initial Business Combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the outbreak of
COVID-19
may negatively impact businesses we may seek to acquire. If we have not completed our initial Business Combination within such applicable time frame, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our initial Business Combination, we will follow the foregoing procedures with respect to the liquidation of the Trust Account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law. In either such case, our public shareholders may receive only $10.20 per public share, or less than $10.20 per public share, on the redemption of their shares, and our warrants will expire worthless. See
“-If
third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share
redemption amount received by shareholders may be less than $10.20 per public share” and other risk factors herein.

If we seek shareholder approval of our initial Business Combination, our Sponsor, directors, executive officers, advisors and their affiliates may elect to purchase public shares or warrants, which may influence a vote on a proposed Business Combination and reduce the public “float” of our Class A Ordinary Shares or public warrants.
If we seek shareholder approval of our initial Business Combination and we do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, our Sponsor, directors, executive officers, advisors or their affiliates may purchase public shares or warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial Business Combination, although they are under no obligation to do so. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the Trust Account will be used to purchase public shares or warrants in such transactions.
In the event that our Sponsor, directors, executive officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. The purpose of any such transaction could be to (1) vote in favor of the Business Combination and thereby increase the likelihood of obtaining shareholder approval of the Business Combination, (2) reduce the number of public warrants outstanding or vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial Business Combination or (3) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial Business Combination, where it appears that such requirement would otherwise not be met. Any such purchases of our securities may result in the completion of our initial Business Combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our Class A ordinary shares or public warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. See “Business-Effecting Our Initial Business Combination-Permitted Purchases and Other Transactions with Respect to Our Securities” for a description of how our Sponsor, directors, executive officers, advisors or their affiliates will select which shareholders to purchase securities from in any private transaction.
If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial Business Combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.
We will comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with our initial Business Combination. Despite our compliance with these rules, if a shareholder fails to receive our proxy solicitation or tender offer materials, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, the proxy solicitation or tender offer materials, as applicable, that we will furnish to holders of our public shares in connection with our initial Business Combination will describe the various procedures that must be complied with in order to validly redeem or tender public shares. In the event that a shareholder fails to comply with these procedures, its shares may not be redeemed. See “Business-Effecting Our Initial Business Combination-Tendering Share Certificates in Connection with a Tender Offer or Redemption Rights.”
If we seek shareholder approval of our initial Business Combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A Ordinary Shares, you will lose the ability to redeem all such shares in excess of 15% of our Class A Ordinary Shares.
If we seek shareholder approval of our initial Business Combination and we do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in the Initial Public Offering, which we refer to as the “Excess Shares,” without our prior consent. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial Business Combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial Business Combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial Business Combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.
Because of our limited resources and the significant competition for Business Combination opportunities, it may be more difficult for us to complete our initial Business Combination. If we have not consummated our initial Business Combination within the required time period, our public shareholders may receive only approximately $10.20 per public share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.
We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our initial Business Combination in conjunction with a shareholder vote or via a tender offer. Target companies will be aware that this may reduce the resources available to us for our initial Business Combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a Business Combination. If we have not consummated our initial Business Combination within the required time period, our public shareholders may receive only approximately $10.20 per public share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless. See
“-If
third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share
redemption amount received by shareholders may be less than $10.20 per public share” and other risk factors herein.
If the net proceeds of Initial Public Offering and the sale of the Private Placement Warrants not being held in the Trust Account are insufficient to allow us to operate until April 25, 2023 (or until October 25, 2023 at the election of the Company in two separate three month extensions subject to satisfaction of certain conditions, including the deposit of $2,000,000 for each three month extension, into the Trust Account, or as extended by the Company’s shareholders in accordance with our amended and restated memorandum and articles of association), it could limit the amount available to fund our search for a target business or businesses and our ability to complete our initial Business Combination, and we will depend on loans from our Sponsor, its affiliates or members of our management team to fund our search and to complete our initial Business Combination.
Of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, only approximately $1,900,000 was available to us initially outside the Trust Account to fund our working capital requirements. We believe that the funds available to us outside of the Trust Account, together with funds available from loans from our Sponsor, its affiliates or members of our management team are be sufficient to allow us to operate until April 25, 2023 (or until October 25, 2023 at the election of the Company in two separate three month extensions subject to satisfaction of certain conditions, including the deposit of $2,000,000 for each three month extension, into the Trust Account, or as extended by the Company’s shareholders in accordance with our amended and restated memorandum and articles of association); however, we cannot assure you that our estimate is accurate, and our Sponsor, its affiliates or members of our management team are under no obligation to advance funds to us in such circumstances. Of the funds available to us, we expect to use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a
“no-shop”
provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed Business Combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.
In the event that our offering expenses exceed our estimate of $600,000, we may fund such excess with funds not to be held in the Trust Account. In such case, unless funded by the proceeds of loans available from our Sponsor, its affiliates or members of our management team the amount of funds we intend to be held outside the Trust Account would decrease by a corresponding amount. Conversely, in the event that the offering expenses are less than our estimate of $600,000, the amount of funds we intend to be held outside the Trust Account would increase by a corresponding amount. The amount held in the Trust Account will not be impacted as a result of such increase or decrease. If we are required to seek additional capital, we would need to borrow funds from our Sponsor, its affiliates, members of our management team or other third parties to operate or may be forced to liquidate. Neither our Sponsor, members of our management team nor their affiliates is under any obligation to us in such circumstances. Any such advances may be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our initial Business Combination. Up to $1,500,000 of such loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. Prior to the completion of our initial Business Combination, we do not expect to seek loans from parties other than our Sponsor, its affiliates or members of our management team as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. If we have not consummated our initial Business Combination within the required time period because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. Consequently, our public shareholders may only receive an estimated $10.20 per public share, or possibly less, on our redemption of our public shares, and our warrants will expire worthless. See
“-If
third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share
redemption amount received by shareholders may be less than $10.20 per public share” and other risk factors herein.
Subsequent to our completion of our initial Business Combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause you to lose some or all of your investment.
Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will identify all material issues with a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off
assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash
items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing
debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any holders who choose to retain their securities following the Business Combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value.
Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial Business Combination, and results of operations.
We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial Business Combination, and results of operations.
If we have not completed our initial Business Combination by April 25, 2023 (or October 25, 2023 at the election of the Company in two separate three month extensions subject to satisfaction of certain conditions, including the deposit of up to $2,000,000 for each three month extension, into the Trust Account, or as extended by the Company’s shareholders in accordance with our amended and restated memorandum and articles of association), our public shareholders may be forced to wait beyond such time frame before redemption from our Trust Account.
If we have not completed our initial Business Combination by April 25, 2023 (or October 25, 2023 at the election of the Company in two separate three month extensions subject to satisfaction of certain conditions, including the deposit of up to $2,000,000 for each three month extension, into the Trust Account, or as extended by the Company’s shareholders in accordance with our amended and restated memorandum and articles of association), the proceeds then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), will be used to fund the redemption of our public shares, as further described herein. Any redemption of public shareholders from the Trust Account will be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to wind up, liquidate the Trust Account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait April 25, 2023 (or October 25, 2023 at the election of the Company in two separate three month extensions subject to satisfaction of certain conditions, including the deposit of up to $2,000,000 for each three month extension, into the Trust Account, or as extended by the Company’s shareholders in accordance with our amended and restated memorandum and articles of association) before the redemption proceeds of our Trust Account become available to them, and they receive the return of their pro rata portion of the proceeds from our Trust Account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our initial Business Combination or amend certain provisions of our amended and restated memorandum and articles of association, and only then in cases where investors have sought to redeem their Class A Ordinary Shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we do not complete our initial Business Combination and do not amend certain provisions of our amended and restated memorandum and articles of association. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our initial Business Combination, we will follow the foregoing procedures with respect to the liquidation of the Trust Account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.
Because we are neither limited to evaluating a target business in a particular industry sector nor have we selected any specific target businesses with which to pursue our initial Business Combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.
We may pursue Business Combination opportunities in any sector, except that we will not, under our amended and restated memorandum and articles of association, be permitted to effectuate our initial Business Combination solely with another blank check company or similar company with nominal operations. Because we have not yet selected or approached any specific target business with respect to a Business Combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial Business Combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our Units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a Business Combination target. Accordingly, any holders who choose to retain their securities following the Business Combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value.
Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial Business Combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial Business Combination may not have attributes entirely consistent with our general criteria and guidelines.
Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial Business Combination will not have all of these positive attributes. If we complete our initial Business Combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective Business Combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by applicable law or stock exchange listing requirements, or we decide to obtain shareholder approval for business or other reasons, it may be more difficult for us to attain shareholder approval of our initial Business Combination if the target business does not meet our general criteria and guidelines. If we have not consummated our initial Business Combination within the required time period, our public shareholders may receive only approximately $10.20 per public share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.
We may seek acquisition opportunities with an early stage company, a financially unstable business or an entity lacking an established record of revenue or earnings.
To the extent we complete our initial Business Combination with an early stage company, a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include investing in a business without a proven business model and with limited historical financial data, volatile revenues or earnings, intense competition and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete all appropriate due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.
We may seek Business Combination opportunities with a high degree of complexity that require significant operational improvements, which could delay or prevent us from achieving our desired results.
We may seek Business Combination opportunities with large, highly complex companies that we believe would benefit from operational improvements. While we intend to implement such improvements, to the extent that our efforts are delayed or we are unable to achieve the desired improvements, the Business Combination may not be as successful as we anticipate.
To the extent we complete our initial Business Combination with a large complex business or entity with a complex operating structure, we may also be affected by numerous risks inherent in the operations of the business with which we combine, which could delay or prevent us from implementing our strategy. Although our management team will endeavor to evaluate the risks inherent in a particular target business and its operations, we may not be able to properly ascertain or assess all of the significant risk factors until we complete our Business Combination. If we are not able to achieve our desired operational improvements, or the improvements take longer to implement than anticipated, we may not achieve the gains that we anticipate. Furthermore, some of these risks and complexities may be outside of our control and leave us with no ability to control or reduce the chances that those risks and complexities will adversely impact a target business. Such combination may not be as successful as a combination with a smaller, less complex organization.

We are not required to obtain an opinion from an independent accounting or investment banking firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our shareholders from a financial point of view.
Unless we complete our initial Business Combination with an affiliated entity, we are not required to obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that the price we are paying is fair to our shareholders from a financial point of view. If no opinion is obtained, our shareholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy solicitation or tender offer materials, as applicable, related to our initial Business Combination.
Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not consummated our initial Business Combination within the required time period, our public shareholders may receive only approximately $10.20 per public share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.
We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial Business Combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial Business Combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not consummated our initial Business Combination within the required time period, our public shareholders may receive only approximately $10.20 per public share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.
We may have a limited ability to assess the management of a prospective target business and, as a result, may affect our initial Business Combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.
When evaluating the desirability of effecting our initial Business Combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target business’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target business’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any holders who choose to retain their securities following the Business Combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value.
We may engage one or more of the underwriters or their affiliates to provide additional services to us after the Initial Public Offering. The underwriters are entitled to receive deferred commissions that will be released from the trust only on a completion of an initial Business Combination. These financial incentives may cause the underwriters to have potential conflicts of interest in rendering any such additional services to us after the Initial Public Offering, including, for example, in connection with the sourcing and consummation of an initial Business Combination.
We may engage one or more of the underwriters or their affiliates to provide additional services to us after the Initial Public Offering, including, for example, identifying potential targets, providing financial advisory services, acting as a placement agent in a private offering or arranging debt financing. We may pay the underwriters or their affiliates fair and reasonable fees or other compensation that would be determined at that time in an arm’s length negotiation. The underwriters are also entitled to receive deferred commissions that are conditioned on the completion of an initial Business Combination. The fact that the underwriters or their affiliates’ financial interests are tied to the consummation of a Business Combination transaction may give rise to potential conflicts of interest in providing any such additional services to us, including potential conflicts of interest in connection with the sourcing and consummation of an initial Business Combination.
We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a Business Combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.
Although we have no commitments as of the date of this report to issue any notes or other debt securities, or to otherwise incur outstanding debt following the Initial Public Offering, we may choose to incur substantial debt to complete our initial Business Combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the Trust Account. As such, no issuance of debt will affect the per-share
amount available for redemption from the Trust Account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

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

We may only be able to complete one Business Combination with the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.
The net proceeds from the Initial Public Offering and the sale of the Private Placement Warrants provide us with $204,000,000 that we may use to complete our initial Business Combination. We may effectuate our initial Business Combination with a single-target business or multiple-target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial Business Combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial Business Combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several Business Combinations in different industries or different areas of a single industry.
Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, property or asset; or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.
This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial Business Combination.
We may attempt to simultaneously complete Business Combinations with multiple prospective targets, which may hinder our ability to complete our initial Business Combination and give rise to increased costs and risks that could negatively impact our operations and profitability.
If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other Business Combinations, which may make it more difficult for us, and delay our ability, to complete our initial Business Combination. With multiple Business Combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.
We may attempt to complete our initial Business Combination with a private company about which little information is available, which may result in a Business Combination with a company that is not as profitable as we suspected, if at all.
In pursuing our acquisition strategy, we may seek to effectuate our initial Business Combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial Business Combination on the basis of limited information, which may result in a Business Combination with a company that is not as profitable as we suspected, if at all.
Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial Business Combination.
In recent months, the market for directors and officers liability insurance for special purpose acquisition companies has changed in ways adverse to us and our management team. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. These trends may continue into the future.

The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial Business Combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-Business Combination entity might need to incur greater expense and/or accept less favorable terms. Furthermore, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-Business Combination’s ability to attract and retain qualified officers and directors.
In addition, after completion of any initial Business Combination, our directors and officers could be subject to potential liability from claims arising from conduct alleged to have occurred prior to such initial Business Combination. As a result, in order to protect our directors and officers, the post-Business Combination entity may need to purchase additional insurance with respect to any such claims
(“run-off
insurance”). The need for
run-off
insurance would be an added expense for the post-Business Combination entity and could interfere with or frustrate our ability to consummate an initial Business Combination on terms favorable to our investors.
We may be unable to obtain additional financing to complete our initial Business Combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular Business Combination. If we have not consummated our initial Business Combination within the required time period, our public shareholders may receive only approximately $10.20 per public share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.
Although we believe that the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants will be sufficient to allow us to complete our initial Business Combination, because we have not yet selected any prospective target business we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants prove to be insufficient, either because of the size of our initial Business Combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from shareholders who elect redemption in connection with our initial Business Combination or the terms of negotiated transactions to purchase shares in connection with our initial Business Combination, we may be required to seek additional financing or to abandon the proposed Business Combination. We cannot assure you that such financing will be available on acceptable terms, if at all. The current economic environment may make it difficult for companies to obtain acquisition financing. To the extent that additional financing proves to be unavailable when needed to complete our initial Business Combination, we would be compelled to either restructure the transaction or abandon that particular Business Combination and seek an alternative target business candidate. If we have not consummated our initial Business Combination within the required time period, our public shareholders may receive only approximately $10.20 per public share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial Business Combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial Business Combination.
After our initial Business Combination, it is possible that a majority of our directors and officers will live outside the U.S. and all of our assets will be located outside the U.S.; therefore investors may not be able to enforce federal securities laws or their other legal rights.
It is possible that after our initial Business Combination, a majority of our directors and officers will reside outside of the U.S. and all of our assets will be located outside of the U.S. As a result, it may be difficult, or in some cases not possible, for investors in the U.S. to enforce their legal rights, to effect service of process upon all of our directors or officers or to enforce judgments of U.S. courts predicated upon civil liabilities and criminal penalties on our directors and officers under U.S. laws.

As the number of special purpose acquisition companies increases, there may be more competition to find an attractive target for an initial Business Combination. This could increase the costs associated with completing our initial Business Combination and may result in our inability to find a suitable target for our initial Business Combination.
In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many companies have entered into Business Combinations with special purpose acquisition companies, and there are still many special purpose acquisition companies seeking targets for their initial Business Combination, as well as many additional special purpose acquisition companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, effort and resources to identify a suitable target for an initial Business Combination.
In addition, because there are more special purpose acquisition companies seeking to enter into an initial Business Combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions or increases in the cost of additional capital needed to close Business Combinations or operate targets post-Business Combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find a suitable target for and/or complete our initial Business Combination.
We may reincorporate in another jurisdiction in connection with our initial Business Combination and such reincorporation may result in taxes imposed on shareholders.
We may, in connection with our initial Business Combination and subject to requisite shareholder approval under the Companies Act, reincorporate in the jurisdiction in which the target company or business is located or in another jurisdiction. The transaction may require a shareholder or warrant holder to recognize taxable income in the jurisdiction in which the shareholder or warrant holder is a tax resident or in which its members are resident if it is a tax transparent entity. We do not intend to make any cash distributions to shareholders or warrant holders to pay such taxes.
Shareholders or warrant holders may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation.
We could change our place of incorporation to a U.S. tax jurisdiction (a “Domestication”) and such Domestication could result in adverse tax consequences for holders of our Class A Ordinary Shares or warrants.
U.S. Holders (as defined in “Taxation-United States Federal Income Tax Considerations-General” of our registration statement on Form S-1) of our Class A Ordinary Shares or warrants could be subject to U.S. federal income tax as a result of a Domestication. Additionally,
non-U.S.
Holders (as defined in “Taxation-United States Federal Income Tax Considerations-General” of our registration statement) of our Class A Ordinary Shares could become subject to withholding tax on any dividends (including deemed dividends) paid on our new Class A Ordinary Shares subsequent to a Domestication.
The U.S. federal income tax consequences of a Domestication depend in part upon whether the Domestication qualifies as a “reorganization” within the meaning of Section 368 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”). Assuming that the Domestication so qualifies, U.S. Holders of our Class A Ordinary Shares may nevertheless recognize gain or, upon election, income equal to the allocable “all earnings and profits” amount under Section 367(b) of the Code. Furthermore, if we are treated as a PFIC and certain proposed Treasury Regulations are finalized in their current form, a U.S. Holder of our Class A Ordinary Shares or warrants may recognize gain (but not loss) upon a Domestication under the PFIC rules of the Code.
All holders are urged to consult their tax advisor for the tax consequences of a Domestication to their particular situation. For a more detailed description of the U.S. federal income tax consequences associated with a Domestication.
Because we must furnish our shareholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial Business Combination with some prospective target businesses.
The federal proxy rules require that a proxy statement with respect to a vote on a Business Combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financial reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial Business Combination within the prescribed time frame.
Risk Relating to our Securities
You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.
Our public shareholders will be entitled to receive funds from the Trust Account only upon the earliest to occur of: (i) our completion of an initial Business Combination, and then only in connection with those Class A Ordinary Shares that such shareholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A Ordinary Shares the right to have their shares redeemed in connection with our initial Business Combination or to redeem 100% of our public shares if we do not complete our initial Business Combination within 18 months from the closing of the Initial Public Offering, or (B) with respect to any other provision relating to the rights of holders of our Class A Ordinary Shares, and (iii) the redemption of our public shares if we have not completed our initial Business Combination by April 25, 2023, subject to applicable law and as further described herein. Public shareholders who redeem their Class A Ordinary Shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the Trust Account upon the subsequent completion of an initial Business Combination or liquidation if we have not completed our initial Business Combination by April 25, 2023, with respect to such Class A Ordinary Shares so redeemed. In no other circumstances will a public shareholder have any right or interest of any kind in the Trust Account. Holders of warrants will not have any right to the proceeds held in the Trust Account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.
The Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
We cannot assure that our securities will continue to be listed on Nasdaq in the future or prior to our initial Business Combination. In order to continue listing our securities on the Nasdaq prior to our initial Business Combination, we must maintain certain financial, distribution and share price levels, such as a minimum market capitalization (generally $50,000,000) and a minimum number of holders of our securities (generally 300 public holders) Additionally, our Units will not be traded after completion of our initial Business Combination and, in connection with our initial Business Combination, we will be required to demonstrate compliance with the Nasdaq initial listing requirements, which are more rigorous than the Nasdaq continued listing requirements, in order to continue to maintain the listing of our securities on the Nasdaq. For instance, our share price would generally be required to be at least $4.00 per share, our shareholders’ equity would generally be required to be at least $5 million and we would be required to have a minimum of 300 round lot holders of our unrestricted securities (with at least 50% of such round-lot
holders holding unrestricted securities with a market value of at least $2,500). We may not be able to meet those listing requirements at that time, especially if there are a significant number of redemptions in connection with our initial Business Combination.

If the Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter
market. If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity for our securities;

•
a determination that our Class A Ordinary Shares are a “penny stock” which will require brokers trading in our Class A Ordinary Shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.
The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our Units, Class A Ordinary Shares and warrants are listed on the Nasdaq, our Units, Class A Ordinary Shares and warrants qualify as covered securities under the statute. Although the states are preempted from regulating the sale of covered securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on the Nasdaq, our securities would not qualify as covered securities under the statute and we would be subject to regulation in each state in which we offer our securities.
You are not entitled to protections normally afforded to investors of many other blank check companies.
Because we had net tangible assets in excess of $5,000,000 we filed a Current Report on Form
8-K,
after our Initial Public Offering closing date, including an audited balance sheet demonstrating this fact, we were exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors were not afforded the benefits or protections of those rules. Among other things, this means our Units were immediately tradable and we will have a longer period of time to complete our initial Business Combination than do companies subject to Rule 419. Moreover, if the Initial Public Offering were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the Trust Account to us unless and until the funds in the Trust Account were released to us in connection with our completion of an initial Business Combination.
If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share
redemption amount received by shareholders may be less than $10.20 per public share.
Our placing of funds in the Trust Account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public shareholders, such parties may not execute such agreements, or even if they execute such agreements, they may not be prevented from bringing claims against the Trust Account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third-party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third-party that has not executed a waiver if management believes that such third-party’s engagement would be significantly more beneficial to us than any alternative.

Examples of possible instances where we may engage a third-party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our public shares, if we have not completed our initial Business Combination by April 25, 2023 (or by October 25, 2023 at the election of the Company in two separate three month extensions subject to satisfaction of certain conditions, including the deposit of $2,000,000 for each three month extension, into the Trust Account, or as extended by the Company’s shareholders in accordance with our amended and restated memorandum and articles of association), or upon the exercise of a redemption right in connection with our initial Business Combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the ten years following redemption. Accordingly, the per-share
redemption amount received by public shareholders could be less than the $10.20 per public share initially held in the Trust Account, due to claims of such creditors. Pursuant to the letter agreement which is filed as by reference with this report, our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third-party (other than our independent auditors) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below the lesser of (i) $10.20 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.20 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, provided
that such liability will not apply to any claims by a third-party or prospective target business that executed a waiver of any and all rights to seek access to the Trust Account nor will it apply to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third-party, our Sponsor will not be responsible to the extent of any liability for such third-party claims.
However, we have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our Sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our initial Business Combination and redemptions could be reduced to less than $10.20 per public share. In such event, we may not be able to complete our initial Business Combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.
The securities in which we invest the proceeds held in the Trust Account could bear a negative rate of interest, which could reduce the interest income available for payment of taxes or reduce the value of the assets held in trust such that the per share redemption amount received by shareholders may be less than $10.20 per share.
The net proceeds of the Initial Public Offering and certain proceeds from the sale of the Private Placement Warrants, in the amount of $204,000,000 were deposited in an interest-bearing Trust Account after the closing of the Initial Public Offering, although we may elect to place such amounts in non-interest
bearing instruments. The proceeds held in the Trust Account may only be invested in direct U.S. Treasury obligations having a maturity of 185 days or less, or in certain money market funds which invest only in direct U.S. Treasury obligations. While short-term U.S. Treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the U.S. In the event of very low or negative yields, the amount of interest income (which we may withdraw to pay income taxes, if any) would be reduced. In the event that we are unable to complete our initial Business Combination, our public shareholders are entitled to receive their pro-rata
share of the proceeds held in the Trust Account, plus any interest income. If the balance of the Trust Account is reduced below $204,000,000 as a result of negative interest rates, the amount of funds in the Trust Account available for distribution to our public shareholders may be reduced below $10.20 per share.

Our directors may decide not to enforce the indemnification obligations of our Sponsor, resulting in a reduction in the amount of funds in the Trust Account available for distribution to our public shareholders.
In the event that the proceeds in the Trust Account are reduced below the lesser of (i) $10.20 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.20 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, and our Sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the Trust Account available for distribution to our public shareholders may be reduced below $10.20 per public share.
We may not have sufficient funds to satisfy indemnification claims of our directors and executive officers.
We have agreed to indemnify our officers and directors to the fullest extent permitted by law. However, our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the Trust Account and to not seek recourse against the Trust Account for any reason whatsoever (except to the extent they are entitled to funds from the Trust Account due to their ownership of public shares). Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the Trust Account or (ii) we consummate an initial Business Combination. Our obligation to indemnify our officers and directors may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.
If, after we distribute the proceeds in the Trust Account to our public shareholders, we file a bankruptcy or winding-up
petition or an involuntary bankruptcy or
winding-up
petition is filed against us that is not dismissed, a bankruptcy or insolvency court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.
If, after we distribute the proceeds in the Trust Account to our public shareholders, we file a bankruptcy or winding-up
petition or an involuntary bankruptcy or
winding-up
petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy or insolvency laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy or insolvency court could seek to recover some or all amounts received by our shareholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public shareholders from the Trust Account prior to addressing the claims of creditors.
If, before distributing the proceeds in the Trust Account to our public shareholders, we file a bankruptcy or winding-up
petition or an involuntary bankruptcy or
winding-up
petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share
amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.
If, before distributing the proceeds in the Trust Account to our public shareholders, we file a bankruptcy or winding-up
petition or an involuntary bankruptcy or
winding-up
petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy or insolvency law,

and may be included in our bankruptcy or insolvency estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy or insolvency claims deplete the Trust Account, the per-share
amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.
If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial Business Combination.
If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial Business Combination
In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company with the SEC;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are currently not subject to.
In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete a Business Combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.
We do not believe that our principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the Trust Account may only be invested in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule
2a-7
promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The Initial Public Offering is not intended for persons who are seeking a return on investments in government securities or investment securities. The Trust Account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial Business Combination; (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A Ordinary Shares the right to have their shares redeemed in connection with our initial Business Combination or to redeem 100% of our public shares if we do not complete our initial business combination by April 25, 2023 (or by October 25, 2023 at the election of the Company in two separate three month extensions subject to satisfaction of certain conditions, including the deposit of $2,000,000 for each three month extension, into the Trust Account, or as extended by the Company’s shareholders in accordance with our amended and restated memorandum and articles of association), or (B) with respect to any other provision relating to the rights of holders of our Class A Ordinary Shares; or (iii) absent our completing an initial Business Combination by April 25, 2023 (or by October 25, 2023 at the election of the Company in two separate three month extensions subject to satisfaction of certain conditions, including the deposit of $2,000,000 for each three month extension, into the Trust Account, or as extended by the Company’s shareholders in accordance with our amended and restated memorandum and articles of association) our return of the funds held in the Trust Account to our public shareholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a Business Combination. If we have not consummated our initial Business Combination within the required time period, our public shareholders may receive only approximately $10.20 per public share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.
Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.
If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, thereby exposing themselves and our company to claims, by paying public shareholders from the Trust Account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offence and may be liable for a fine of $18,292.68 and imprisonment for five years in the Cayman Islands.
We may not hold an annual general meeting until after the consummation of our initial Business Combination.
In accordance with the Nasdaq corporate governance requirements, we are not required to hold an annual general meeting until one year after our first fiscal year end following our listing on the Nasdaq. There is no requirement under the Companies Act for us to hold annual or extraordinary general meetings to appoint directors. Until we hold an annual general meeting, public shareholders may not be afforded the opportunity to appoint directors and to discuss company affairs with management. Our board of directors is divided into three classes with only one class of directors being appointed in each year and each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term.
Holders of Class A Ordinary Shares will not be entitled to vote on any appointment of directors we hold prior to our initial Business Combination.
Prior to our initial Business Combination, only holders of our Founder Shares will have the right to vote on the appointment of directors. Holders of our public shares will not be entitled to vote on the appointment of directors during such time. In addition, prior to our initial Business Combination, holders of a majority of our Founder Shares may remove a member of the board of directors for any reason. Accordingly, you may not have any say in the management of our company prior to the consummation of an initial Business Combination.

We are not registering the Class A Ordinary Shares issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants except on a cashless basis and potentially causing such warrants to expire worthless.
We are not registering the Class A Ordinary Shares issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time. However, under the terms of the warrant agreement, we have agreed that, as soon as practicable, but in no event later than 20 business days after the closing of our initial Business Combination, we will use our commercially reasonable efforts to file with the SEC a registration statement covering the issuance of such shares, and we will use our commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of our initial Business Combination and to maintain the effectiveness of such registration statement and a current prospectus relating to those Class A Ordinary Shares until the warrants expire or are redeemed. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or this Report, the financial statements contained or incorporated by reference therein are not current, complete or correct or the SEC issues a stop order. If the shares issuable upon exercise of the warrants are not registered under the Securities Act in accordance with the above requirements, we will be required to permit holders to exercise their warrants on a cashless basis, in which case, the number of Class A Ordinary Shares that you will receive upon cashless exercise will be based on a formula subject to a maximum amount of shares equal to 0.361 Class A Ordinary Shares per warrant (subject to adjustment). However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available. Notwithstanding the above, if our Class A Ordinary Shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, but we will use our commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. Exercising the warrants on a cashless basis could have the effect of reducing the potential “upside” of the holder’s investment in our company because the warrant holder will hold a smaller number of Class A Ordinary Shares upon a cashless exercise of the warrants they hold. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under applicable state securities laws and no exemption is available. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant shall not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of Units will have paid the full Unit purchase price solely for the Class A Ordinary Shares included in the Units. There may be a circumstance where an exemption from registration exists for holders of our Private Placement Warrants to exercise their warrants while a corresponding exemption does not exist for holders of the public warrants included as part of Units sold in the Initial Public Offering. In such an instance, our Sponsor and its permitted transferees (which may include our directors and executive officers) would be able to exercise their warrants and sell the Ordinary Shares underlying their warrants while holders of our public warrants would not be able to exercise their warrants and sell the underlying Ordinary Shares. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying Class A Ordinary Shares for sale under all applicable state securities laws. As a result, we may redeem the warrants as set forth above even if the holders are otherwise unable to exercise their warrants.
The warrants may become exercisable and redeemable for a security other than the Class A Ordinary Shares, and you will not have any information regarding such other security at this time.
In certain situations, including if we are not the surviving entity in our initial Business Combination, the warrants may become exercisable for a security other than the Class A Ordinary Shares. As a result, if the surviving company redeems your warrants for securities pursuant to the warrant agreement, you may receive a security in a company of which you do not have information at this time. Pursuant to the warrant agreement, the surviving company will be required to use commercially reasonable efforts to register the issuance of the security underlying the warrants within twenty business days of the closing of an initial Business Combination.

The grant of registration rights to our Sponsor may make it more difficult to complete our initial Business Combination, and the future exercise of such rights may adversely affect the market price of our Class A Ordinary Shares.
Pursuant to an agreement to be entered into prior to the closing of the Initial Public Offering, our Sponsor and its permitted transferees can demand that we register the resale of the Class A Ordinary Shares into which Founder Shares are convertible, the Private Placement Warrants and the Class A Ordinary Shares issuable upon exercise of the Private Placement Warrants, and warrants that may be issued upon conversion of working capital loans and the Class A Ordinary Shares issuable upon conversion of such warrants.
The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A Ordinary Shares. In addition, the existence of the registration rights may make our initial Business Combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our securities that is expected when the securities owned by our Sponsor or its permitted transferees are registered for resale.
We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our initial Business Combination with which a substantial majority of our shareholders do not agree.
Our amended and restated memorandum and articles of association do not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets, after payment of the deferred underwriting commissions, to be less than $5,000,001 either prior to or upon consummation of an initial Business Combination (so that we do not then become subject to the SEC’s “penny stock” rules). As a result, we may be able to complete our initial Business Combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial Business Combination and do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our Sponsor, officers, directors, advisors or their affiliates. In the event the aggregate cash consideration we would be required to pay for all Class A Ordinary Shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed Business Combination exceed the aggregate amount of cash available to us, we will not complete the Business Combination or redeem any shares, all Class A Ordinary Shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate Business Combination.
In order to effectuate an initial Business Combination, blank check companies have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association or governing instruments in a manner that will make it easier for us to complete our initial Business Combination that our shareholders may not support.
In order to effectuate a Business Combination, blank check companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of Business Combination, increased redemption thresholds, extended the time to consummate an initial Business Combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated memorandum and articles of association requires at least a special resolution of our shareholders as a matter of Cayman Islands law, meaning the approval of holders of at least two-thirds
of our Ordinary Shares who attend and vote at a general meeting of the company, and amending our warrant agreement will require a vote of holders of at least 50% of the public warrants, solely with respect to any amendment to the terms of the Private Placement Warrants or any provision of the warrant agreement with respect to the Private Placement Warrants, 50% of the number of the then outstanding Private Placement Warrants. In addition, our amended and restated memorandum and articles of association require us to provide our public shareholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A Ordinary Shares the right to have their shares redeemed in connection with our initial Business Combination or to redeem 100% of our public shares if we do not complete our initial Business Combination by April 25, 2023 (or by October 25, 2023 at the election of the Company in two separate three month extensions subject to satisfaction of certain conditions, including the deposit of $2,000,000 for each three month extension, into the Trust Account, or as extended by the Company’s shareholders in accordance with our amended and restated memorandum and articles of association) or (B) with respect to any other provision relating to the rights of holders of our Class A Ordinary Shares. To the extent any of such amendments would be deemed to fundamentally change the nature of any of the securities offered through this registration statement, we would register, or seek an exemption from registration for, the affected securities.
The provisions of our amended and restated memorandum and articles of association that relate to the rights of holders of our Class A Ordinary Shares (and corresponding provisions of the agreement governing the release of funds from our Trust Account) may be amended with the approval of a special resolution which requires the approval of the holders of at least two-thirds
of our Ordinary Shares who attend and vote at a general meeting of the company, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated memorandum and articles of association to facilitate the completion of an initial Business Combination that some of our shareholders may not support.
Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to the rights of a company’s shareholders, without approval by a certain percentage of the company’s shareholders. In those companies, amendment of these provisions typically requires approval by between 90% and 100% of the company’s shareholders. Our amended and restated memorandum and articles of association provide that any of its provisions related to the rights of holders of our Class A Ordinary Shares (including the requirement to deposit proceeds of the Initial Public Offering and the private placement of warrants into the Trust Account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein) may be amended if approved by special resolution, meaning holders of at least two-thirds
of our Ordinary Shares who attend and vote at a general meeting of the company, and corresponding provisions of the trust agreement governing the release of funds from our Trust Account may be amended if approved by holders of at least 65% of our Ordinary Shares;
provided
that the provisions of our amended and restated memorandum and articles of association governing the appointment or removal of directors prior to our initial Business Combination may only be amended by a special resolution passed by not less than two-thirds
of our Ordinary Shares who attend and vote at our general meeting which shall include the affirmative vote of a simple majority of our Class B Ordinary Shares. Our Sponsor and its permitted transferees, if any, who will collectively beneficially own, on an as-converted
basis, 20% of our Class A Ordinary Shares upon the closing of the Initial Public Offering (assuming they do not purchase any Units in the Initial Public Offering), will participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-Business Combination behavior more easily than some other blank check companies, and this may increase our ability to complete a Business Combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.
Our Sponsor, executive officers and directors have agreed, pursuant to agreements with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A Ordinary Shares the right to have their shares redeemed in connection with our initial Business Combination or to redeem 100% of our public shares if we do not complete our initial Business Combination by April 25, 2023 (or by October 25, 2023 at the election of the Company in two separate three month extensions subject to satisfaction of certain conditions, including the deposit of $2,000,000 for each three month extension, into the Trust Account, or as extended by the Company’s shareholders in accordance with our amended and restated memorandum and articles of association) or (B) with respect to any other provision relating to the rights of holders of our Class A Ordinary Shares, unless we provide our public shareholders with the opportunity to redeem their Class A Ordinary Shares upon approval of any such amendment at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our income taxes, if any, divided by the number of the then-

outstanding public shares. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our Sponsor, executive officers or directors for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.
Our Sponsor controls a substantial interest in us and thus may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.
Our Sponsor owns, on an
as-converted
basis, 20% of our issued and outstanding ordinary. Accordingly, it may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association. If our Sponsor purchases any additional Class A Ordinary Shares in the aftermarket or in privately negotiated transactions, this would increase its control. Neither our Sponsor nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this prospectus. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A Ordinary Shares. In addition, our board of directors, whose members were appointed by our Sponsor, is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being appointed in each year. We may not hold an annual general meeting to appoint new directors prior to the completion of our initial Business Combination, in which case all of the current directors will continue in office until at least the completion of the Business Combination. If there is an annual general meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for appointment and our Sponsor, because of its ownership position, will control the outcome, as only holders of our Class B Ordinary Shares will have the right to vote on the appointment of directors and to remove directors prior to our initial Business Combination. In addition, the Founder Shares, all of which are held by our Initial Shareholders, will, in a vote to continue the Company in a jurisdiction outside the Cayman Islands (which requires the approval of at least two thirds of the votes of all Ordinary Shares), entitle the holders to ten votes for every Founder Share. This provision of our amended and restated memorandum and articles of association may only be amended by a special resolution passed by a majority of at least two-thirds
of our Ordinary Shares voting in a general meeting. As a result, you will not have any influence over our continuation in a jurisdiction outside the Cayman Islands prior to our initial Business Combination. Accordingly, our Sponsor will continue to exert control at least until the completion of our initial Business Combination. In addition, we have agreed not to enter into a definitive agreement regarding an initial Business Combination without the prior consent of our Sponsor.
Unlike some other similarly structured blank check companies, our Sponsor will receive additional Class A Ordinary Shares if we issue shares to consummate an initial Business Combination.
The Founder Shares will automatically convert into Class A Ordinary Shares (which such Class A Ordinary Shares delivered upon conversion will not have any redemption rights or be entitled to liquidating distributions from the Trust Account if we fail to consummate an initial Business Combination) at the time of our initial Business Combination or earlier at the option of the holders thereof at a ratio such that the number of Class A Ordinary Shares issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted
basis, 20% of the sum of (i) the total number of Ordinary Shares issued and outstanding upon completion of the Initial Public Offering, plus (ii) the total number of Class A Ordinary Shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any Class A Ordinary Shares or equity-linked securities exercisable for or convertible into Class A Ordinary Shares issued, deemed issued, or to be issued, to any seller in the initial Business Combination and any Private Placement Warrants issued to our Sponsor, any of its affiliates or any members of our management team upon conversion of working capital loans. In no event will the Class B Ordinary Shares convert into Class A Ordinary Shares at a rate of less than one-to-one.
This is different than some other similarly structured blank check companies in which the Initial Shareholders will only be issued an aggregate of 20% of the total number of shares to be outstanding prior to the initial Business Combination.

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 50% of the then-outstanding public warrants. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of our Class A Ordinary Shares purchasable upon exercise of a warrant could be decreased, all without your approval.
Our warrants will be issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder for the purpose of (i) curing any ambiguity or correct any mistake, including to conform the provisions of the warrant agreement to the description of the terms of the warrants and the warrant agreement set forth in this prospectus, or defective provision (ii) amending the provisions relating to cash dividends on Ordinary Shares as contemplated by and in accordance with the warrant agreement or (iii) adding or changing any provisions with respect to matters or questions arising under the warrant agreement as the parties to the warrant agreement may deem necessary or desirable and that the parties deem to not adversely affect the rights of the registered holders of the warrants, provided that the approval by the holders of at least 50% of the then-outstanding public warrants is required to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 50% of the then-outstanding public warrants approve of such amendment, solely with respect to any amendment to the terms of the Private Placement Warrants or any provision of the warrant agreement with respect to the Private Placement Warrants, 50% of the number of the then outstanding Private Placement Warrants. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then-outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash, shorten the exercise period or decrease the number of Class A Ordinary Shares purchasable upon exercise of a warrant.
Our warrant agreement designates the courts of the State of New York or the U.S. District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our company.
Our warrant agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the U.S. District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.
Notwithstanding the foregoing, these provisions of the warrant agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the U.S. are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement. If any action, the subject matter of which is within the scope the forum provisions of the warrant agreement, is filed in a court other than a court of the State of New York or the U.S. District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.
This
choice-of-forum
provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.
We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.
We have the ability to redeem the outstanding public warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided
that the closing price of our Class A Ordinary Shares equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant) for any 20 trading days within a 30 trading-day
period ending on the third trading day prior to proper notice of such redemption and provided
that certain other conditions are met. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. As a result, we may redeem the warrants as set forth above even if the holders are otherwise unable to exercise the warrants. Redemption of the outstanding warrants could force you to (i) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, we expect would be substantially less than the market value of your warrants. None of the Private Placement Warrants will be redeemable by us so long as they are held by our Sponsor or its permitted transferees.
In addition, we have the ability to redeem the outstanding public warrants at any time after they become exercisable and prior to their expiration, at a price of $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided
that the closing price of our Class A Ordinary Shares equals or exceeds $10.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant) for any 20 trading days within a 30 trading-day
period ending on the third trading day prior to proper notice of such redemption and provided
that certain other conditions are met, including that holders will be able to exercise their warrants prior to redemption for a number of Class A Ordinary Shares determined based on the redemption date and the fair market value of our Class A Ordinary Shares. The value received upon exercise of the warrants (1) may be less than the value the holders would have received if they had exercised their warrants at a later time where the underlying share price is higher and (2) may not compensate the holders for the value of the warrants, including because the number of Ordinary Shares received is capped at 0.361 Class A Ordinary Shares per warrant (subject to adjustment) irrespective of the remaining life of the warrants.
None of the Private Placement Warrants will be redeemable by us as so long as they are held by our Sponsor or its permitted transferees.
Our warrants may have an adverse effect on the market price of our Class A Ordinary Shares and make it more difficult to effectuate our initial Business Combination.

We issued warrants to purchase 10,000,000 of our Class A Ordinary Shares as part of the Units sold in the Initial Public Offering and, simultaneously with the closing of the Initial Public Offering, we issued in a private placement an aggregate of 10,500,000, each exercisable to purchase one Class A Ordinary Share at $11.50 per whole share, subject to adjustment. In addition, if the Sponsor, its affiliates or a member of our management team makes any working capital loans, it may convert up to $1,500,000 of such loans into up to an additional 1,500,000 Private Placement Warrants, at the price of $1.00 per warrant. We may also issue Class A Ordinary Shares in connection with our redemption of our warrants.
To the extent we issue Ordinary Shares for any reason, including to effectuate a Business Combination, the potential for the issuance of a substantial number of additional Class A Ordinary Shares upon exercise of these warrants could make us a less attractive acquisition vehicle to a target business. Such warrants, when exercised, will increase the number of issued and outstanding Class A Ordinary Shares and reduce the value of the Class A ordinary shares issued to complete the business transaction. Therefore, our warrants may make it more difficult to effectuate a business transaction or increase the cost of acquiring the target business.
Because each Unit contains
one-half
of one redeemable warrant and only a whole warrant may be exercised, the Units may be worth less than units of other blank check companies.
Each Unit contains
one-half
of one redeemable warrant. Pursuant to the warrant agreement, no fractional warrants will be issued upon separation of the Units, and only whole Units will trade. If, upon exercise of the warrants, a holder would be entitled to receive a fractional interest in a share, we will, upon exercise, round down to the nearest whole number the number of Class A Ordinary Shares to be issued to the warrant holder. This is different from other offerings similar to ours whose units include one ordinary share and one whole warrant to purchase one whole share. We have established the components of the Units in this way in order to reduce the dilutive effect of the warrants upon completion of a Business Combination since the warrants will be exercisable in the aggregate for one-half
of the number of shares compared to units that each contain a whole warrant to purchase one whole share, thus making us, we believe, a more attractive merger partner for target businesses. Nevertheless, this unit structure may cause our Units to be worth less than if a unit included a warrant to purchase one whole share.
A provision of our warrant agreement may make it more difficult for us to consummate an initial Business Combination.
Unlike most blank check companies, if (i) we issue additional Class A Ordinary Shares or equity-linked securities for capital raising purposes in connection with the closing of our initial Business Combination at a Newly Issued Price of less than $9.20 per Ordinary Share, (ii) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial Business Combination on the date of the consummation of our initial Business Combination (net of redemptions), and (iii) the Market Value is below $9.20 per share, then the exercise price of the warrants will be adjusted to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger prices will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price. This may make it more difficult for us to consummate an initial Business Combination with a target business.

A market for our securities may not develop, which would adversely affect the liquidity and price of our securities.
The price of our securities may vary significantly due to one or more potential Business Combinations and general market or economic conditions, including as a result of the
COVID-19
outbreak. Furthermore, an active trading market for our securities may never develop or, if developed, it may not be sustained. You may be unable to sell your securities unless a market can be established and sustained.
Our warrants are expected to be accounted for as derivative liabilities and will be recorded at fair value upon issuance with changes in fair value each period included in earnings, which may have an adverse effect on the market price of our securities or may make it more difficult for us to consummate an initial Business Combination.
We issued 10,000,000 as part of the Units offered in the Initial Public Offering and, simultaneously with the closing of the Initial Public Offering, we issued in a private placement an aggregate of 10,500,000 Private Placement Warrants, each exercisable to purchase one Class A Ordinary Share at $11.50 per share, subject to adjustment. In addition, if the Sponsor, its affiliates or a member of our management team makes any working capital loans, it may convert up to $1,500,000 of such loans into up to an additional 1,500,000 Private Placement Warrants, at the price of $1.00 per warrant. We expect to account for the Private Placement Warrants and expect to account for the warrants underlying the Units offered by this prospectus as a warrant liability. At each reporting period (1) the accounting treatment of the warrants will be re-evaluated
for proper accounting treatment as a liability or equity and (2) the fair value of the liability of the public warrants and Private Placement Warrants will be remeasured and the change in the fair value of the liability will be recorded as other income (expense) in our income statement. Changes in the inputs and assumptions for the valuation model we use to determine the fair value of such liability may have a material impact on the estimated fair value of the embedded derivative liability. The share price of our Ordinary Shares represents the primary underlying variable that impacts the value of the derivative instruments. Additional factors that impact the value of the derivative instruments include the volatility of our share price, discount rates and stated interest rates. As a result, our consolidated financial statements and results of operations will fluctuate quarterly, based on various factors, such as the share price of our Ordinary Shares, many of which are outside of our control. In addition, we may change the underlying assumptions used in our valuation model, which could result in significant fluctuations in our results of operations. If our share price is volatile, we expect that we will recognize non-cash
gains or losses on our warrants or any other similar derivative instruments each reporting period and that the amount of such gains or losses could be material. The impact of changes in fair value on earnings may have an adverse effect on the market price of our securities. In addition, potential targets may seek a special purpose acquisition company that does not have warrants that are accounted for as a warrant liability, which may make it more difficult for us to consummate an initial Business Combination with a target business.

Risks Relating to our Sponsor and Management Team
Past performance by our management team or their respective affiliates may not be indicative of future performance of an investment in us.
Information regarding performance is presented for informational purposes only. Any past experience or performance of our management team and their respective affiliates is not a guarantee of either (i) our ability to successfully identify and execute a transaction or (ii) success with respect to any Business Combination that we may consummate. You should not rely on the historical record of our management team or their respective affiliates as indicative of the future performance of an investment in us or the returns we will, or are likely to, generate going forward.
We may seek acquisition opportunities in industries or sectors which may or may not be outside of our management’s area of expertise.
We will consider a Business Combination outside of our management’s area of expertise if a Business Combination target is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company. Although our management will endeavor to evaluate the risks inherent in any particular Business Combination target, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our Units will not ultimately prove to be less favorable to investors in the Initial Public Offering than a direct investment, if an opportunity were available, in a Business Combination target. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this prospectus regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any holders who choose to retain their securities following the Business Combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value.
We are dependent upon our executive officers and directors and their loss could adversely affect our ability to operate.
Our operations are dependent upon a relatively small group of individuals and, in particular, our executive officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our initial Business Combination. In addition, our executive officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential Business Combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man
insurance on the life of, any of our directors or executive officers.
The unexpected loss of the services of one or more of our directors or executive officers could have a detrimental effect on us.
Our ability to successfully effect our initial Business Combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial Business Combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.
Our ability to successfully effect our initial Business Combination is dependent upon the efforts of our key personnel. We believe that our success depends on the continued service of our key personnel, at least until we have consummated our initial Business Combination. None of our officers are required to commit any specified amount of time to our affairs and, accordingly, they will have conflicts of interest in allocating management time among various business activities, including identifying potential Business Combinations and monitoring the related due diligence. If our officers’ and directors’ other business affairs require them to devote more substantial amounts of time to their other business activities, it could limit their ability to devote time to our affairs and could have a negative impact on our ability to consummate our initial Business Combination. In addition, we do not have employment agreements with, or key-man
insurance on the life of, any of our officers. The unexpected loss of the services of our key personnel could have a detrimental effect on us.

The role of our key personnel after our initial Business Combination, however, remains to be determined. Although some of our key personnel serve in senior management or advisory positions following our initial Business Combination, it is likely that most, if not all, of the management of the target business will remain in place. These individuals may be unfamiliar with the requirements of operating a public company which could cause us to have to expend time and resources helping them become familiar with such requirements. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.
Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular Business Combination, and a particular Business Combination may be conditioned on the retention or resignation of such key personnel. These agreements may provide for them to receive compensation following our initial Business Combination and as a result, may cause them to have conflicts of interest in determining whether a particular Business Combination is the most advantageous.
Our key personnel may be able to remain with our company after the completion of our initial Business Combination only if they are able to negotiate employment or consulting agreements in connection with the Business Combination. Such negotiations would take place simultaneously with the negotiation of the Business Combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the Business Combination. Such negotiations also could make such key personnel’s retention or resignation a condition to any such agreement. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business.
The officers and directors of an acquisition candidate may resign upon completion of our initial Business Combination. The loss of a Business Combination target’s key personnel could negatively impact the operations and profitability of our post-combination business.
The role of an acquisition candidate’s key personnel upon the completion of our initial Business Combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial Business Combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.
Our executive officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial Business Combination.
Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a Business Combination and their other businesses. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and board members for other entities. If our executive officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial Business Combination. For a complete discussion of our executive officers’ and directors’ other business affairs, please see “Directors, Executive Officers and Corporate Governance-Directors and Executive Officers.”

Our officers and directors presently have, and any of them in the future may have, additional, fiduciary or contractual obligations to other entities, including another blank check company, and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.
Following the completion of the Initial Public Offering and until we consummate our initial Business Combination, we intend to engage in the business of identifying and combining with one or more businesses or entities. Each of our officers and directors presently has, and any of them in the future may have, additional fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a Business Combination opportunity to such entity, subject to his or her fiduciary duties under Cayman Islands law. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us, subject to their fiduciary duties under Cayman Islands law.
Our Sponsor, officers and directors may in the future become affiliated with other blank check companies that may have acquisition objectives that are similar to ours. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to such other blank check companies prior to its presentation to us, subject to our officers’ and directors’ fiduciary duties under Cayman Islands law. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other.
For a complete discussion of our executive officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, please see “Directors, Executive Officers and Corporate Governance-Directors and Executive Officers” and “Certain Relationships and Related Party Transactions.”
Our executive officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.
We have not adopted a policy that expressly prohibits our directors, executive officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a Business Combination with a target business that is affiliated with our Sponsor, our directors or executive officers. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.
The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a Business Combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular Business Combination are appropriate and in our shareholders’ best interest. If this were the case, it would be a breach of their fiduciary duties to us as a matter of Cayman Islands law and we or our shareholders might have a claim against such individuals for infringing on our shareholders’ rights. However, we might not ultimately be successful in any claim we may make against them for such reason.
We may engage in a Business Combination with one or more target businesses that have relationships with entities that may be affiliated with our Sponsor, executive officers, directors or Initial Shareholders which may raise potential conflicts of interest.
In light of the involvement of our Sponsor, executive officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our Sponsor, executive officers, directors or Initial Shareholders. Our directors also serve as officers and board members for other entities. Our Sponsor, officers and directors may sponsor, form or participate in other blank check companies similar to ours during the period in which we are seeking an initial Business Combination. For example, one of our advisory committee members, Alec Oxenford, Chairman and Chief Executive Officer of Alpha Capital Acquisition Company (a Special Purpose Acquisition Company), and entities affiliated with him are minority investors in our Sponsor entity. Furthermore, FJ Labs, which is co-led
by Fabrice Grinda (our Executive Chairman) and is one of the

primary investors in our Sponsor entity, is also an investor in the sponsor entity for Alpha Capital Acquisition Company. Any such entities may compete with us for Business Combination opportunities. Our Sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial Business Combination with any entities with which they are affiliated, and there have been no substantive discussions concerning a Business Combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria and guidelines for a Business Combination as set forth in “Business-Effecting Our Initial Business Combination-Evaluation of a Target Business and Structuring of Our Initial Business Combination” and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions regarding the fairness to our company from a financial point of view of a Business Combination with one or more domestic or international businesses affiliated with our Sponsor, executive officers, directors or Initial Shareholders, potential conflicts of interest still may exist and, as a result, the terms of the Business Combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest. In addition, our Sponsor may transfer certain of its Class B Ordinary Shares to our directors or advisors, or their affiliates, in conjunction with our initial Business Combination in the event such parties bring specific target company, industry or market expertise, as well as insights or relationships that we believe are necessary in order to locate, assess, negotiate and consummate an initial Business Combination
Since our Sponsor, executive officers and directors will lose their entire investment in us if our initial Business Combination is not completed (other than with respect to public shares they may acquire during or after the Initial Public Offering), and because our Sponsor, officers and directors who have an interest in Founder Shares may profit substantially even under circumstances where our public shareholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular Business Combination target is appropriate for our initial Business Combination.
On February 10, 2021, our Sponsor paid $25,000, or approximately $0.004 per share, to cover certain of our offering and formation costs in consideration of 6,468,750 Class B Ordinary Shares, par value $0.0001. On June 30, 2021, our Sponsor surrendered 2,156,250 Class B Ordinary Shares for no consideration, resulting in 4,312,500 shares outstanding of which 562,500 were subject to forfeiture in the event the underwriters’ over-allotment option is not exercised. On October 20, 2021, we approved a 1.16666667 for 1 share dividend for each Class B Ordinary Share outstanding, resulting in 5,031,250 Class B Ordinary Shares outstanding of which 656,250 were subject to forfeiture in the event the underwriters’ over-allotment option was not exercised. As a result of the underwriters’ election to partially exercise their over-allotment option, on December 5, 2021, 31,250 Class B ordinary shares were forfeited, resulting in an aggregate of 5,000,000 Class B Ordinary Shares issued and outstanding. All share and per share amounts have been restated. Prior to the initial investment in the company of $25,000 by the Sponsor, the company had no assets, tangible or intangible. The per share price of the Founder Shares was determined by dividing the amount contributed to the company by the number of Founder Shares issued. On July 11, 2021, our Sponsor transferred 40,000 Founder Shares to each of our independent directors, other than Michael Zeisser, at their original purchase price. On October 20, 2021, each of the share holding independent directors transferred 6,666.6668 Founder Shares, the amount each received in the October 20, 2021 share dividend, to our Sponsor. The Founder Shares will be worthless if we do not complete an initial Business Combination. In addition, our Sponsor has purchased an aggregate of 10,500,000 Private Placement Warrants, each exercisable to purchase one Class A Ordinary Share at $11.50 per whole share, subject to adjustment, at a price of $1.00 per warrant ($10,500,000 in the aggregate), in a private placement that closed simultaneously with the closing of the Initial Public Offering. If we do not consummate an initial business by April 25, 2023 (or by October 25, 2023 from the closing of the Initial Public Offering at the election of the Company in two separate three month extensions subject to satisfaction of certain conditions, including the deposit of $2,000,000 for each three month extension, into the Trust Account, or as extended by the Company’s shareholders in accordance with our amended and restated memorandum and articles of association), the Private Placement Warrants will expire worthless. The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target Business Combination, completing an initial Business Combination and influencing the operation of the business following the initial Business Combination. This risk may become more acute as the
18-month
anniversary of the closing of the Initial Public Offering nears, which is generally the deadline for our consummation of an initial Business Combination.
Our management may not be able to maintain control of a target business after our initial Business Combination. Upon the loss of control of a target business, new management may not possess the skills, qualifications or abilities necessary to profitably operate such business.
We may structure our initial Business Combination so that the post-Business Combination company in which our public shareholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-Business Combination company owns 50% or more of the voting securities of the target, our shareholders prior to our initial Business Combination may collectively own a minority interest in the post-Business Combination company, depending on valuations ascribed to the target and us in the Business Combination. For example, we could pursue a transaction in which we issue a substantial number of new Class A Ordinary Shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new Class A Ordinary Shares, our shareholders immediately prior to such transaction could own less than a majority of our outstanding Class A Ordinary Shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s shares than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain control of the target business.
General Risk Factors
We may issue additional Class A Ordinary Shares or preference shares to complete our initial Business Combination or under an employee incentive plan after completion of our initial Business Combination. We may also issue Class A Ordinary Shares upon the conversion of the Founder Shares at a ratio greater than one-to-one
at the time of our initial Business Combination as a result of the anti-dilution provisions contained in our amended and restated memorandum and articles of association. Any such issuances would dilute the interest of our shareholders and likely present other risks.
Our amended and restated memorandum and articles of association authorize the issuance of up to 200,000,000 Class A Ordinary Shares, 20,000,000 Class B Ordinary Shares, and 1,000,000 preference shares, par value $0.0001 per share. As of March 2, 2022, there are 180,000,000 and 15,000,000 authorized but unissued Class A Ordinary Shares and Class B Ordinary Shares, respectively, available for issuance which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants or shares issuable upon conversion of the Class B Ordinary Shares, if any. The Class B Ordinary Shares will automatically convert into Class A Ordinary Shares (which such Class A Ordinary Shares delivered upon conversion will not have any redemption rights or be entitled to liquidating distributions from the Trust Account if we fail to consummate an initial Business Combination) at the time of our initial Business Combination or earlier at the option of the holders thereof as described herein and in our amended and restated memorandum and articles of association. Immediately after the Initial Public Offering, there will be no preference shares issued and outstanding.
We may issue a substantial number of additional Class A Ordinary Shares or preference shares to complete our initial Business Combination or under an employee incentive plan after completion of our initial Business Combination. We may also issue Class A Ordinary Shares in connection with our redeeming the warrants as described in “Description of Securities-Warrants-Public Shareholders’ Warrants” or upon conversion of the Class B Ordinary Shares at a ratio greater than one-to-one
at the time of our initial Business Combination as a

result of the anti-dilution provisions as set forth herein. However, our amended and restated memorandum and articles of association provide, among other things, that prior to or in connection with our initial Business Combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the Trust Account or (ii) vote on any initial Business Combination or on any other proposal presented to shareholders prior to or in connection with the completion of an initial Business Combination. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote. The issuance of additional ordinary or preference shares:

•
may significantly dilute the equity interest of investors in the Initial Public Offering, which dilution would increase if the anti-dilution provisions in the Class B Ordinary Shares resulted in the issuance of Class A Ordinary Shares on a greater than one-to-one
basis upon conversion of the Class B Ordinary Shares;

•	may subordinate the rights of holders of Class A Ordinary Shares if preference shares are issued with rights senior to those afforded our Class A Ordinary Shares;

•
could cause a change in control if a substantial number of Class A Ordinary Shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

•	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us;

•	may adversely affect prevailing market prices for our Units, Class A Ordinary Shares and/or warrants; and

•	may not result in adjustment to the exercise price of our warrants.
We may be a passive foreign investment company, or “PFIC,” which could result in adverse U.S. federal income tax consequences to U.S. investors.
If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder of our Class A Ordinary Shares or warrants, the U.S. Holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our current and subsequent taxable years may depend on whether we qualify for the PFIC start-up
exception. Depending on the particular circumstances the application of the start-up
exception may be subject to uncertainty, and there cannot be any assurance that we will qualify for the start-up
exception. Accordingly, there can be no assurances with respect to our status as a PFIC for our current taxable year or any subsequent taxable year. Our actual PFIC status for any taxable year, however, will not be determinable until after the end of such taxable year. Moreover, if we determine we are a PFIC for any taxable year, upon written request, we will endeavor to provide to a U.S. Holder such information as the Internal Revenue Service (“IRS”) may require, including a PFIC Annual Information Statement, in order to enable the U.S. Holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information, and such election would be unavailable with respect to our warrants in all cases. We urge U.S. investors to consult their tax advisors regarding the possible application of the PFIC rules.
We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to “emerging growth companies” or “smaller reporting companies,” this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.
We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A Ordinary Shares held by non-affiliates
exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation
S-K.
Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our Ordinary Shares held by non-affiliates
exceeds $250 million as of the prior June 30, and (2) our annual revenues exceeded $100 million during such completed fiscal year or the market value of our Ordinary Shares held by non-affiliates
exceeds $700 million as of the prior June 30. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate a Business Combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.
Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form
10-K
for the year ending December 31, 2022. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial Business Combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.
Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. federal courts may be limited.
We are an exempted company incorporated under the laws of the Cayman Islands. As a result, it may be difficult for investors to effect service of process within the U.S. upon our directors or executive officers, or enforce judgments obtained in the U.S. courts against our directors or officers.
Our corporate affairs will be governed by our amended and restated memorandum and articles of association, the Companies Act (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. We will also be subject to the federal securities laws of the U.S. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the U.S. In particular, the Cayman Islands has a different body of securities laws as compared to the U.S., and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a Federal court of the U.S.
We have been advised by Carey Olsen, our Cayman Islands legal counsel, that the courts of the Cayman Islands are unlikely (i) to recognize or enforce against us judgments of courts of the U.S. predicated upon the civil liability provisions of the federal securities laws of the U.S. or any state; and (ii) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the U.S. or any state, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the U.S., the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands Court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.
As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of the board of directors or controlling shareholders than they would as public shareholders of a U.S. company.

Provisions in our amended and restated memorandum and articles of association may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A Ordinary Shares and could entrench management.
Our amended and restated memorandum and articles of association contain provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions will include a staggered board of directors, the ability of the board of directors to designate the terms of and issue new series of preference shares, and the fact that prior to the completion of our initial Business Combination only holders of our Class B Ordinary Shares, which have been issued to our Sponsor, are entitled to vote on the appointment of directors, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.
An investment in the Initial Public Offering may result in uncertain or adverse U.S. federal income tax consequences.
An investment in the Initial Public Offering may result in uncertain or adverse U.S. federal income tax consequences. For instance, because there are no authorities that directly address instruments similar to the Units we are issuing in the Initial Public Offering, the allocation an investor makes with respect to the purchase price of a Unit between the Class A Ordinary Shares and the one-half
of a warrant to purchase one Class A Ordinary Share included in each Unit could be challenged by the IRS or courts. Furthermore, the U.S. federal income tax consequences of a cashless exercise of warrants included in the Units we are issuing in the Initial Public Offering is unclear under current law. Finally, it is unclear whether the redemption rights with respect to our Ordinary Shares suspend the running of a U.S. Holder’s (as defined in the section titled “Taxation-United States Federal Income Tax Considerations-General” of our registration statement on Form S-1) holding period for purposes of determining whether any gain or loss realized by such holder on the sale or exchange of Class A Ordinary Shares is long-term capital gain or loss and for determining whether any dividend we pay would be considered “qualified dividends” for U.S. federal income tax purposes. See the section titled “Taxation-United States Federal Income Tax Considerations” of our registration statement for a summary of the U.S. federal income tax considerations of an investment in our securities. Prospective investors are urged to consult their tax advisors with respect to these and other tax consequences when purchasing, holding or disposing of our securities.
Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.
We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.
Since only holders of our Founder Shares will have the right to vote on the appointment of directors, upon the listing of our shares on the Nasdaq, the Nasdaq may consider us to be a “controlled company” within the meaning of the Nasdaq rules and, as a result, we may qualify for exemptions from certain corporate governance requirements.
After completion of the Initial Public Offering, only holders of our Founder Shares will have the right to vote on the appointment of directors. As a result, the Nasdaq may consider us to be a “controlled company” within the meaning of the Nasdaq corporate governance standards. Under the Nasdaq corporate governance standards, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that:

•	we have a board that includes a majority of “independent directors,” as defined under the rules of the Nasdaq; and

•	we have a compensation committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.
We do not intend to utilize these exemptions and intend to comply with the corporate governance requirements of the Nasdaq, subject to applicable phase-in
rules. However, if we determine in the future to utilize some or all of these exemptions, you will not have the same protections afforded to shareholders of companies that are subject to all of the Nasdaq corporate governance requirements.
Risks Associated with Acquiring and Operating a Business in Foreign Countries
If we pursue a target company with operations or opportunities outside of the U.S. for our initial Business Combination, we may face additional burdens in connection with investigating, agreeing to and completing such initial Business Combination, and if we effect such initial Business Combination, we would be subject to a variety of additional risks that may negatively impact our operations.
If we pursue a target a company with operations or opportunities outside of the U.S. for our initial Business Combination, we would be subject to risks associated with cross-border Business Combinations, including in connection with investigating, agreeing to and completing our initial Business Combination, conducting due diligence in a foreign jurisdiction, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.
If we effect our initial Business Combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

•	costs and difficulties inherent in managing cross-border business operations;

•	rules and regulations regarding currency redemption;

•	complex corporate withholding taxes on individuals;

•	laws governing the manner in which future Business Combinations may be effected;

•	exchange listing and/or delisting requirements;

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	local or regional economic policies and market conditions;

•	unexpected changes in regulatory requirements;

•	longer payment cycles;

•	tax issues, such as tax law changes and variations in tax laws as compared to the U.S.;

•	currency fluctuations and exchange controls;

•	rates of inflation;

•	challenges in collecting accounts receivable;

•	cultural and language differences;

•	employment regulations;

•	underdeveloped or unpredictable legal or regulatory systems;

•	corruption;

•	protection of intellectual property;

•	social unrest, crime, strikes, riots and civil disturbances;

•	regime changes and political upheaval;

•	terrorist attacks, natural disasters and wars; and

•	deterioration of political relations with the U.S.
We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such initial Business Combination, or, if we complete such combination, our operations might suffer, either of which may adversely impact our business, financial condition and results of operations.
If our management following our initial Business Combination is unfamiliar with U.S. securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.
Following our initial Business Combination, our management may resign from their positions as officers or directors of the company and the management of the target business at the time of the Business Combination will remain in place. Management of the target business may not be familiar with U.S. securities laws. If new management is unfamiliar with U.S. securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.
After our initial Business Combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue may be derived from our operations in any such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and social conditions and government policies, developments and conditions in the country in which we operate.
The economic, political and social conditions, as well as government policies, of the country in which our operations are located could affect our business. Economic growth could be uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our initial Business Combination and if we effect our initial Business Combination, the ability of that target business to become profitable.
Exchange rate fluctuations and currency policies may cause a target business’ ability to succeed in the international markets to be diminished.
In the event we acquire a
non-U.S.
target, all revenues and income would likely be received in a foreign currency, and the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in our target regions fluctuate and are affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any target business or, following consummation of our initial Business Combination, our financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of our initial Business Combination, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction.
We may reincorporate in another jurisdiction in connection with our initial Business Combination, and the laws of such jurisdiction may govern some or all of our future material agreements and we may not be able to enforce our legal rights.
In connection with our initial Business Combination, we may relocate the home jurisdiction of our business from the Cayman Islands to another jurisdiction. If we determine to do this, the laws of such jurisdiction may govern some or all of our future material agreements. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the U.S. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital.
We are subject to changing law and regulations regarding regulatory matters, corporate governance and public disclosure that have increased both our costs and the risk of non-compliance.
We are subject to rules and regulations by various governing bodies, including, for example, the SEC, which are charged with the protection of investors and the oversight of companies whose securities are publicly traded, and to new and evolving regulatory measures under applicable law. Our efforts to comply with new and changing laws and regulations have resulted in and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from seeking a Business Combination target.
Moreover, because these laws, regulations and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices. If we fail to address and comply with these regulations and any subsequent changes, we may be subject to penalty and our business may be harmed.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
Our executive offices are located at 19 West 24th St., 10th Floor, New York, New York 10010 and our telephone number is (323)
577-9874.
We pay a total of $10,000 per month to an affiliate of our Sponsor for office space, administrative and support services. We consider our current office space adequate for our current operations.

Item 3.	Legal Proceedings
There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

Item 4.	Mine Safety Disclosures
Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
(a) Market Information
Our Units, Class A Ordinary Shares and warrants are each traded on the Nasdaq under the symbols “GTACU,” “GTAC” and “GTACW, respectively. Our Units commenced public trading on October 21, 2021, and our Class A Ordinary Shares and warrants commenced public trading separately on December 17, 2021.
(b) Holders
On March 2, 2022, there was one holder of record of our Units, one holder of record of our Class A Ordinary Shares and two holders of record of our warrants.
(c) Dividends
We have not paid any cash dividends on our Ordinary Shares to date and do not intend to pay cash dividends prior to the completion of our initial Business Combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial Business Combination. The payment of any cash dividends subsequent to our initial Business Combination will be within the discretion of our Board of Directors at such time. In addition, our Board of Directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial Business Combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.
(d) Securities Authorized for Issuance Under Equity Compensation Plans
None.
(e) Recent Sales of Unregistered Securities;
Unregistered Sales
On February 10, 2021, our Sponsor paid $25,000, or approximately $0.004 per share, to cover certain of our offering and formation costs in consideration of 6,468,750 Class B Ordinary Shares. On June 30, 2021, our Sponsor surrendered 2,156,250 Class B Ordinary Shares for no consideration, resulting in 4,312,500 shares outstanding of which 562,500 were subject to forfeiture in the event the underwriters’ over-allotment option was not exercised. On October 20, 2021, we approved a 1.16666667 for 1 share dividend for each Class B Ordinary Share outstanding, resulting in 5,031,250 Class B Ordinary Shares outstanding of which 656,250 were subject to forfeiture in the event the underwriters’ over-allotment option was not exercised. As a result of the underwriters’ election to partially exercise their over-allotment option, on December 5, 2021, 31,250 Class B ordinary shares were forfeited, resulting in an aggregate of 5,000,000 Class B Ordinary Shares issued and outstanding. All share and per share amounts have been restated.
In connection with the closing of our Public Offering and the underwriters exercise of the over-allotment, we completed the private sale of an aggregate of 10,500,000 Private Placement Warrants to our Sponsor at a price of $1.00 per Private Placement Warrant, generating total proceeds, before expenses, of $10,500,000. The Private Placement Warrants have terms and provisions that are identical to those of the public Warrants sold as part of the Units in the Public Offering, except that the Private Placement Warrants may be physical (cash) or net share (cashless) settled and are not redeemable so long as they are held by the Sponsor or its permitted transferees. If the Private Placement Warrants are held by holders other than our Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by us and exercisable by the holders on the same basis as the Warrants.

The sales of the above securities by the Company were exempt from registration under the Securities Act, in reliance on Section 4(a)(2) of the Securities Act as transactions by an issuer not involving a public offering.
(f) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
(g) Use of Proceeds from the Initial Public Offering
On October 25, 2021, we consummated our Initial Public Offering of 20,000,000 Units. Each Unit consists of one Class A Ordinary Share and one-half
of one redeemable warrant, with each whole warrant entitling the holder thereof to purchase one Class A Ordinary Share for $11.50 per share. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $200,000,000.
A total of $204,000,000 from the Initial Public Offering and sale of the Private Placement Warrants were deposited in the Trust Account. The proceeds held in the Trust Account may be invested by the trustee only in U.S. government securities with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule
2a-7
under the Investment Company Act of 1940, as amended.

Item 6.	[Reserved].

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited interim condensed financial statements and the notes thereto contained elsewhere in this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties
.
Cautionary Note Regarding Forward-Looking Statements
This Annual Report on Form
10-K
includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.
Overview
We are a blank check company incorporated on February 9, 2021 as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar Business Combination with one or more businesses or entities. We have not selected any Business Combination target and, prior to our Initial Public Offering on October 25, 2021 we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any Business Combination target. We intend to effectuate our initial Business Combination using cash from the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our shares, debt or a combination of cash, equity and debt.

The issuance of additional shares in a Business Combination:

•
may significantly dilute the equity interest of investors in the Initial Public Offering, which dilution would increase if the anti-dilution provisions in the Class B Ordinary Shares resulted in the issuance of Class A Ordinary Shares on a greater than one-to-one
basis upon conversion of the Class B Ordinary Shares;

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

•	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us;

•	may adversely affect prevailing market prices for our Units, Class A Ordinary Shares and/or warrants; and may not result in adjustment to the exercise price of our warrants
Similarly, if we issue debt or otherwise incur significant debt, it could result in:

•	default and foreclosure on our assets if our operating revenues after an initial Business Combination are insufficient to repay our debt obligations;

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

As indicated in the accompanying financial statements, as of December 31, 2021, we had approximately $1,326,000 of cash and approximately $1,500,000 of working capital. We expect to incur significant costs in the pursuit of our initial Business Combination. We cannot assure you that our plans to complete our initial Business Combination will be successful.

Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities and those necessary to prepare for the Initial Public Offering and, subsequent to the Initial Public Offering, identifying and completing a suitable Business Combination. Following the Initial Public Offering, we will not generate any operating revenues until after completion of our initial Business Combination. For the periods from February 9, 2021 (inception) to December 31, 2021 we had losses from operations of approximately $291,000 associated with our organizational activities and those necessary to prepare for the Initial Public Offering as well as, since October 25, 2021, efforts to identify a suitable Business Combination. Our expenses have increased substantially since the closing of the Initial Public Offering. More specifically, we expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for the costs for professional and consulting fees and travel associated with evaluating various Initial Business Combination candidates, as well as costs in connection with negotiating and executing a definitive agreement and related agreements and proxy materials. We have and expect to continue to generate non-operating
income in the form of interest income on cash and cash equivalents since the Initial Public Offering.
Loss from operations -
For the period from February 9, 2021 (inception) to December 31, 2021, the Company had a loss from operations of approximately $291,000 consisting primarily of costs for being a public company of approximately $253,000 (including certain cost prior to the Initial Public Offering) and approximately $37,000 of costs associated with searching for a suitable Business Combination.
Other income -
In addition to operating costs, the Company had net other income of approximately $4,638,000 consisting of interest income of approximately $4,000, costs associated with issuance of the Public Warrants and Private Placement Warrants and the change in fair value of the Company’s warrant liability of a reduction of approximately $5,125,000.
As discussed further in Note 6 to the financial statements (and below), the Company accounts for its outstanding public and private warrants as components as derivative liabilities in the accompanying financial statements. As a result, the Company is required to measure the fair value of the public and private warrants at the end of each reporting period and recognize changes in the fair value from the prior period in the Company’s operating results for each current period.
In addition, since we are organized as an exempt company in the Cayman Islands we are not subject to income tax in either the Cayman Islands or the United States.
Liquidity and Capital Resources
Our liquidity needs have been satisfied prior to the completion of the Initial Public Offering through (i) $25,000 paid by our Sponsor to cover certain of our offering and formation costs in exchange for the issuance of the Founder Shares to our Sponsor and (ii) the receipt of loans to us of up to $300,000 by our Sponsor under an unsecured promissory note. As of February 10, 2021, we had not borrowed any amounts under the unsecured promissory note. Through closing of the Initial Public Offering on October 25, 2021 we borrowed an aggregate of $240,000 and upon closing of the Initial Public Offering, the entire balance of $240,000 was repaid.
The net proceeds from (i) the sale of the Units in the Initial Public Offering, after deducting offering expenses of approximately $725,000, underwriting commissions of $4,000,000 including the commission on the underwriters’ over-allotment option exercise (excluding deferred underwriting commissions of $7,000,000, including the deferred commission on the underwriters’ over-allotment option), and (ii) the sale of the Private Placement Warrants for a purchase price of $10,500,000 including the amount paid in connection with the underwriters’ over-allotment option exercise were approximately $205,775,000 including the underwriters’ over-allotment option exercise. Of this amount, $204,000,000 is held in the Trust Account, which includes the deferred underwriting commissions described above. The proceeds held in the Trust Account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule
2a-7
under the Investment Company Act which invest only in direct U.S. government treasury obligations. The remaining $1,775,000 will not be held in the Trust Account.

We believe that we have sufficient working capital at December 31, 2021 to continue our operations for at least 15 months and likely longer.
We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable and deferred underwriting commissions) to complete our initial Business Combination. We may withdraw interest income (if any) to pay income taxes, if any. Since we are an exempt Cayman Island Company, we do not expect to pay income taxes in the Cayman Islands of in the United States. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies. Prior to the completion of our initial Business Combination, we will have available to us the initial $1,775,000 of proceeds held outside the Trust Account, as well as certain funds from loans from our Sponsor, its affiliates or members of our management team. We will use these funds to primarily identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.
We do not believe we will need to raise additional funds following the Initial Public Offering in order to meet the expenditures required for operating our business prior to our initial Business Combination, other than funds available from loans from our Sponsor, its affiliates or members of our management team. However, if our estimates of the costs of identifying a target business, undertaking in-depth
due diligence and negotiating an initial Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial Business Combination. In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that our initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our initial Business Combination, we do not expect to seek loans from parties other than our Sponsor, its affiliates or our management team as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.
We expect our primary liquidity requirements during that period to include approximately $300,000 for legal, accounting, due diligence, travel and other expenses associated with structuring, negotiating and documenting successful Business Combinations; $260,000 for legal and accounting fees related to regulatory reporting obligations; $650,000 for office space, administrative and other support services; $500,000 for directors and officers insurance liability premiums; $55,000 for Nasdaq continued listing fees; and $135,000 for general working capital that will be used for miscellaneous expenses and reserves. We have entered into an administrative services agreement pursuant to which we pay our Sponsor or an affiliate thereof $10,000 per month (which is a portion of the amounts referenced in the immediately preceding sentence) for office space, utilities, secretarial and administrative services provided to members of our management team as well as the services to be provided by one or more investment professionals, creation and maintenance of our website, and miscellaneous additional services and other expenses and obligations of our Sponsor. Furthermore, we may enter into consulting arrangements directly or indirectly with individuals (who will not be our executive officers) to provide similar services.
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
Critical Accounting Estimates and Policies
The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. The Company has identified the following as its critical accounting estimates and policies:
Accounting estimates:
A critical accounting estimate to our financial statements is the estimated fair value of our warrant liability. Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

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
At inception of the warrants, October 25, 2021, the Company utilized an independent valuation consultant that used a binomial lattice model incorporating the
Cox-Ross-Rubenstein
methodology to value the warrants. The estimated fair value of the warrant liability at October 25, 2021 was determined using Level 3 inputs. Inherent in a binomial options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its shares based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S.
Treasury zero-coupon yield
curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

Since the hierarchy gives the highest priority to unadjusted quoted prices in active markets, at December 31, 2021, our Public Warrants were trading in an active market. As such, at December 31, 2021, the Company valued its Public Warrants based on publicly observable inputs (Level 1 inputs) from the trading in the Public Warrants in an active market ($0.54 per warrant on December 31, 2021). Since the Private Placement Warrants are substantially similar to the Public Warrants but do not trade, the Company valued them based on the value of the Public Warrants (significant other observable inputs – Level 2). The Company is required to record the warrants at fair value at each reporting period, with changes in fair value recognized in the statement of operations.
The difference between the estimated fair value at October 25, 2021 ($0.79 per warrant or approximately $16,195,000) and the estimated fair value at December 31, 2021 ($0.54 per warrant or approximately $11,070,000) was $0.25 or approximately $5,125,000. For reference, each $0.10 change in fair value of our warrants translated to approximately $2,050,000.
Net Income or Loss per Ordinary Share:
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income or loss per Ordinary Share is computed by dividing net income or loss applicable to Ordinary Share shareholders by the weighted average number of Ordinary Shares outstanding during the period plus, to the extent dilutive, the incremental number of Ordinary Shares to settle warrants, as calculated using the treasury stock method.
The Company has not considered the effect of the warrants sold in the Initial Public Offering (the “Public Warrants”) and Private Placement to purchase an aggregate of 20,500,000 Class A Ordinary Shares in the calculation of diluted income (loss) per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted income (loss) per Ordinary Share is the same as basic income (loss) per Ordinary Share for the period presented.
The Company has two classes of shares, which are referred to as Class A Ordinary Shares and Class B Ordinary Shares. Income and losses are shared pro rata among the two classes of shares. Net income (loss) per Ordinary Share is calculated by dividing the net income (loss) by the weighted average number of Ordinary Shares outstanding during the respective period.
The following table reflects the net income per share after allocating income between the shares based on outstanding shares.

	December 31, 2021
	Class A	Class B
Numerator:
Basic and diluted net income per Ordinary Share:
Allocation of income – basic and diluted	$2,050,000	$2,296,000
Denominator:
Basic and diluted weighted average Ordinary Shares:	4,986,000	4,452,000
Basic and diluted net income per Ordinary Share	$0.46	$0.46
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
Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

•	our ability to complete our initial Business Combination;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial Business Combination;

•
our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial Business Combination, as a result of which they would then receive expense reimbursements;

•	our potential ability to obtain additional financing to complete our initial Business Combination;

•	our pool of prospective target businesses;

•	the ability of our officers and directors to generate a number of potential acquisition opportunities;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the use of proceeds not held in the Trust Account or available to us from interest income on the Trust Account balance; or

•	our financial performance.
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
and SEC Staff Accounting Bulletin (SAB) Topic 5A—“Expenses of Offering.” Costs incurred in connection with preparation for the Initial Public Offering were approximately $11,725,000 including approximately $725,000 of Company costs together with $11,000,000 of underwriters’ discount. Such costs have been allocated to equity instruments ($11,234,000) and warrant liability ($491,000), based on their relative values, and charged to equity or expense (in the case of the portion allocated to warrant liability) upon completion of the Initial Public Offering. The Company retained an independent financial advisor in connection with the Initial Public Offering of the Company’s Ordinary Shares and paid an agreed amount of $175,000 that was included in offering costs, net of full reimbursement by the underwriters.
Class A Ordinary Shares Subject to Possible Redemption:
All of the 20,000,000 Class A Ordinary Shares sold on October 25, 2021 as part of a Unit in the Initial Public Offering discussed in Note 3 to the financial statements contain a redemption feature which allows for the redemption of Ordinary Shares under the Company’s liquidation or tender offer/stockholder approval provisions. In accordance with FASB ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of FASB ASC 480. Although the Company did not specify a maximum redemption threshold, its articles of association provide that in no event will it redeem its Public Shares in an amount that would cause its net tangible assets (tangible assets less intangible assets and liabilities) to be less than $5,000,001. However, because all of the Class A Ordinary Shares are redeemable, all of the shares are recorded as Class A Ordinary Shares subject to redemption on the Company’s balance sheet.
The Company recognizes changes immediately as they occur and adjusts the carrying value of the securities at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Class A Ordinary Shares are affected by adjustments to additional paid-in
capital. Accordingly, at December 31, 2021, 20,000,000 of the 20,000,000 Public Shares were classified outside of permanent equity. Class A Ordinary Shares subject to redemption consist of:

Gross proceeds of Initial Public Offering	$200,000,000
Less: Proceeds allocated to Public Warrants	(7,900,000)
Offering costs	(11,234,000)
Plus: Accretion of carrying value to redemption value	23,134,000

Class A Ordinary Shares subject to redemption	$204,000,000

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
based on whether or not
net-cash
settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Company’s warrant liability is a derivative financial instrument, see Note 5 to the financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8.	Financial Statements and Supplementary Data
This information appears following Item 15 of this Report and is incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2021, pursuant to Rule
13a-15(b)
under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2021, our disclosure controls and procedures were effective.
We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
Management’s Report on Internal Controls over Financial Reporting
This Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules
13a-15(f)
and
15d-15(f)
of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Directors and Executive Officers
As of the date of this Report, our directors and officers are as follows:

Name	Age	Title
Fabrice Grinda	47	Executive Chairman and Director
Arnau Porto Dolc	36	Chief Executive Officer and Director
Claudia Gast	38	Chief Financial Officer, Secretary and Director
Jeffrey Weinstein	32	Chief Strategy Officer
Robert Perdue	55	Director
Gabriel Silva	42	Director
Juan Villalonga	68	Director
Michael Zeisser	56	Director
The experience of our directors and executive officers is as follows:
Fabrice Grinda
has served as our Executive Chairman and as one of our Directors since February 2021. Mr. Grinda also serves as the
Co-Founder
and Managing Partner of FJ Labs, a venture firm and startup studio that invests in and builds online marketplaces. Prior to FJ Labs, Mr. Grinda was co-founder
and
co-Chief
Executive Officer of OLX, one of the largest websites in the world with over 300 million unique visitors per month, and, prior to that, founded Zingy, a mobile media start-up
which he grew to $200M in revenue and sold to Japanese media conglomerate
For-Side
in 2004. Mr. Grinda started his entrepreneurial journey in 1998, when he co-founded
and was Chief Executive Officer of Aucland, one of the largest auction sites in Europe. Before beginning his entrepreneurial endeavors, Mr. Grinda worked as a management consultant for McKinsey & Company. Mr. Grinda holds a bachelor’s degree in Economics from Princeton University. We believe Mr. Grinda is uniquely qualified to serve on our board of directors due to his executive leadership experience at numerous companies
Arnau Porto Dolc
has served as our Chief Executive Officer and as one of our Directors since February 2021. Mr. Porto also serves as the founder and CIO of Greentrail Capital, a London based investment firm focused globally on publicly listed technology companies and pre-IPO
opportunities. Prior to founding Greentrail, Mr. Porto
co-founded
and
co-ran
Blueport Capital, a California-based investment partnership backed by the Robert Bass family office, and previously served as an investment analyst at Viking Global in New York. Mr. Porto started his career as institutional investor at Blackstone in London. He has since served as a senior advisor for DTCP digital infrastructure investments in Europe, and co-founded
Jaguar and LaHaus in Colombia, and Portblue Hotels in Europe. Mr. Porto holds a bachelor’s degree in business administration and telecommunication engineering, as well as an MBA from Stanford Graduate School of Business. We believe Mr. Porto’s significant executive, investment and financial expertise make him well qualified to serve as a member of our board of directors.
Claudia Gast
has served as our Chief Financial Officer, Secretary and as one of our Directors since February 2021. Ms. Gast also serves on the Board of Directors and the Audit Committee of ESS Tech, Inc. (NYSE: GWH). Previously, Ms. Gast served as a member of the Executive team of AM General, a MacAndrews & Forbes portfolio company, where she completed the sale of the company to KPS. Mrs. Gast aided and led the execution of multiple public and private buy-and
sell-side transactions, including acquisitions, equity investments, divestitures and partnerships both domestically and internationally. Prior to AM General, Mrs. Gast served at GHC Capital where she led the acquisition of GWR Safety Systems and became the head of Strategy and M&A for the company, and, prior to that, worked at Procter & Gamble Company where she served in various financial & strategic roles of increasing responsibility across multiple regions. Mrs. Gast started her career at the Volkswagen group in finance. Mrs. Gast holds a bachelor’s degree in business administration and an MBA from the University of Chicago Booth School of Business.
Jeffrey Weinstein
has served as our Chief Strategy Officer since February 2021. Mr. Weinstein also serves as a Principal at FJ Labs, where he co-heads
the fund’s 600+ investments, which have included Alibaba, Flexport, Rappi, Betterment, Fanduel and Delivery Hero, and manages external fundraising efforts. Mr. Weinstein was previously a Senior Associate at Lux Capital, a $2.5 billion AUM venture capital firm that invests in emerging technologies in the physical and life sciences. Prior to that he worked at Dunbar Capital, a multi-strategy fund of hedge funds. Mr. Weinstein is a member of Class 24 of the Kauffman Fellows and has a BA in Philosophy, Politics and Economics from the University of Pennsylvania.

Robert Perdue
serves as one of our Directors. Mr. Perdue also serves as a Partner at Lutetia Technology and is a Strategic Advisor to three venture-backed artificial intelligence companies. Additionally, he serves on the Board of Directors of Impact, Inc., the leading SaaS platform for enterprise partnership automation. Mr. Perdue is the former Chief Operating Officer and Board Member of The Trade Desk, where he grew the company’s enterprise value from $20 million to over $15 billion. During his tenure from 2013 to 2019, The Trade Desk grew from a
20-person
start-up
with revenue of $1 million to over 1,100 employees with $677 million revenue in 2019. Mr. Perdue and the executive team completed an initial public offering of The Trade Desk in 2016. Over the next 3 years, The Trade Desk grew by 15x in the public markets, becoming the #1 performing technology initial public offering stock on the Nasdaq over the last five years. Prior to this, Mr. Perdue was Chief Operating Officer of EyeWonder, a video ad serving company, and an investment banker at The Jordan, Edmiston Group. He holds an MBA from Georgetown University. We believe Mr. Perdue’s significant executive, investment and financial expertise make him well qualified to serve as a member of our board of directors.
Gabriel Silva
serves as one of our Directors. Mr. Silva previously served as Chief Financial Officer of Nubank, where he helped to build and scale one of the world’s largest FinTech companies. Additionally, Mr. Silva was a partner and Chief Financial Officer of Pravaler, Brazil’s leading provider of private student loans, and before that a Managing Director at York Capital, a New York-based hedge fund. He has lived in 6 different countries and holds an International Diploma from Sciences Po in Paris, and an MBA from Stanford. He is also a member of Fundação Estudar, a Brazilian education non-profit
organization. We believe Mr. Silva’s significant executive, investment and financial expertise make him well qualified to serve as a member of our board of directors.
Juan Villalonga
serves as one of our Directors. Mr. Villalonga also serves as a Partner at Lutetia Technology Partners and a Strategic Advisor of SparkBeyond. In addition, he currently serves as an advisor to the board of directors of Aiola and Lutetia Capital. Mr. Villalonga has strong operational experience as the former Executive Chairman and Chief Executive Officer of Telefónica Group, a Spanish multinational telecommunications company and one of the largest telephone operators and mobile network providers in the world, which he grew from $12 billion to over $100 billion in market capitalization. In 2010, the Harvard Business Review ranked Mr. Villalonga as #33 on the list of the top 100 performing CEOs in the world. He is also the co-founder
and partner at Hermes Growth Partners, a growth equity firm focused on technology investments, where he invested in successful private companies such as The Trade Desk and RingCentral, which are now leading public players. Prior to this he was as Partner at McKinsey & Company. Mr. Villalonga holds an MBA from IESE Barcelona and an LLB from the University of Deusto. We believe Mr. Villalonga’s significant executive, investment and financial expertise make him well qualified to serve as a member of our board of directors.
Michael Zeisser
serves as one of our Directors. Mr. Zeisser currently serves as the Managing Partner of FMZ Ventures, a growth equity investment fund focused on Experience Economy and marketplace ecosystems. Prior to founding FMZ Ventures, Mr. Zeisser was Chairman, U.S. Investments for Alibaba Group and led Alibaba’s strategic investments outside of Asia. Previously, Mr. Zeisser served as Senior Vice President of Liberty Media Corporation, where he acquired and oversaw companies in digital media, eCommerce and online gaming. Mr. Zeisser started his career at McKinsey & Co. in New York, where he was elected a partner and co-founded
and led McKinsey’s Internet Practice. Mr. Zeisser has considerable governance experience, having served on numerous public and private boards including IAC, Trip Advisor, Time Inc., Lending Club, Shutterfly, XO Group/TheKnot, Lyft, Magic Leap, and OfferUp. Mr Zeisser graduated with honors from the J.L. Kellogg Graduate School of Management at Northwestern University, where he was a Procter & Gamble International Academic Scholar. We believe Mr. Zeisser’s significant executive, investment and financial expertise make him well qualified to serve as a member of our board of directors.
Number and Terms of Office of Officers and Directors
Our board of directors consists of seven members and is divided into three classes, with only one class of directors being appointed in each year, and with each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term. In accordance with the Nasdaq corporate governance requirements, we are not required to hold an annual general meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of the first class of directors, consisting of Robert Perdue and Michael Zeisser, will expire at our first annual general meeting. The term of office of the second class of directors, consisting of Gabriel Silva and Arnau Porto Dolc, will expire at our second annual general meeting. The term of office of the third class of directors, consisting of Fabrice Grinda, Juan Villalonga and Claudia Gast, will expire at our third annual general meeting.

Prior to the completion of an initial Business Combination, any vacancy on the board of directors may be filled by a nominee chosen by holders of a majority of our Founder Shares. In addition, prior to the completion of an initial Business Combination, holders of a majority of our Founder Shares may remove a member of the board of directors for any reason.
Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our amended and restated memorandum and articles of association as it deems appropriate. Our amended and restated memorandum and articles of association provide that our officers may consist of one or more chairman of the board, chief executive officer, president, chief financial officer, vice presidents, secretary, treasurer and such other offices as may be determined by the board of directors.
Committees of the Board of Directors
Our board of directors has three standing committees: an audit committee, a nominating committee and a compensation committee, each composed of independent directors. Under Nasdaq listing rules and Rule
10A-3
of the Exchange Act, a company listing in connection with its initial public offering is permitted to phase in its compliance with independence requirements. We do not intend to rely on any phase-in schedules.
Audit Committee
We have established an audit committee of the board of directors. Mr. Perdue, Mr. Silva and Mr. Zeisser serve as members of our audit committee. Our board of directors has determined that each of them are independent under the Nasdaq listing standards and applicable SEC rules. Mr. Zeisser serves as the Chairman of the audit committee. Under the Nasdaq listing standards and applicable SEC rules, all the directors on the audit committee must be independent. Each member of the audit committee is financially literate and our board of directors has determined that Mr. Zeisser qualifies as an “audit committee financial expert” as defined in applicable SEC rules.
The audit committee is responsible for:

•	meeting with our independent registered public accounting firm regarding, among other issues, audits, and adequacy of our accounting and control systems;

•	monitoring the independence of the independent registered public accounting firm;

•	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

•	inquiring and discussing with management our compliance with applicable laws and regulations;

•	pre-approving all audit services and permitted non-audit services to be performed by our independent registered public accounting firm, including the fees and terms of the services to be performed;

•	appointing or replacing the independent registered public accounting firm;

•
determining the compensation and oversight of the work of the independent registered public accounting firm (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

•
establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies;

•
monitoring compliance on a quarterly basis with the terms of our Initial Public Offering and, if any noncompliance is identified, immediately taking all action necessary to rectify such noncompliance or otherwise causing compliance with the terms of our Initial Public Offering; and

•
reviewing and approving all payments made to our existing shareholders, executive officers or directors and their respective affiliates. Any payments made to members of our audit committee will be reviewed and approved by our board of directors, with the interested director or directors abstaining from such review and approval.

Nominating Committee
We have established a nominating committee of our board of directors. The members of our nominating committee are Mr. Perdue, Mr. Villalonga and Mr. Zeisser. Mr. Perdue serves as chairman of the nominating committee. Under the Nasdaq listing standards, a nominating committee must be composed entirely of independent directors. Our board of directors has determined that each of Mr. Perdue, Mr. Villalonga and Mr. Zeisser are independent.
The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, shareholders, investment bankers and others.
Guidelines for Selecting Director Nominees
The guidelines for selecting nominees, which are specified in a charter adopted by us, generally provides that persons to be nominated:

•	should have demonstrated notable or significant achievements in business, education or public service;

•
should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

•	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the shareholders.
The nominating committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The nominating committee does not distinguish among nominees recommended by shareholders and other persons.
Compensation Committee
We have established a compensation committee of our board of directors. The members of our compensation committee are Mr. Silva, Mr. Villalonga and Mr. Zeisser. Mr. Silva serves as chairman of the compensation committee.
Under the Nasdaq listing standards, we are required to have a compensation committee composed entirely of independent directors. Our board of directors has determined that each of Mr. Silva, Mr. Villalonga and Mr. Zeisser are independent. We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

•
reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

•	reviewing and approving the compensation of all of our other Section 16 executive officers;

•	reviewing our executive compensation policies and plans;

•	implementing and administering our incentive compensation equity-based remuneration plans;

•	assisting management in complying with our proxy statement and annual report disclosure requirements;

•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

•	producing a report on executive compensation to be included in our annual proxy statement; and

•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.
The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.
Code of Conduct
We have adopted a Code of Conduct applicable to our directors, officers and employees, which is filed as an exhibit to this Report and posted on our website along with our audit and compensation committee charters. We intend to disclose any amendments to or waivers of certain provisions of our Code of Conduct in a Current Report on Form
8-K.

Item 11.	Executive Compensation
Executive Officers and Directors
Other than the monthly payment of $10,000 to an affiliate of our Sponsor for office space, administrative and support services, none of our executive officers or directors has received any cash (or non-cash)
compensation for services rendered to us. Our Sponsor, executive officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket
expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. Our independent directors, review on a quarterly basis all payments that were made to our Sponsor, officers, directors or our or their affiliates.
After the completion of our initial Business Combination, directors or members of our management team who remain with us may be paid consulting, management or other fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed Business Combination. It is unlikely the amount of such compensation will be known at the time, because the directors of the post-combination business will be responsible for determining executive and director compensation. Any compensation to be paid to our officers will be determined by our compensation committee.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial Business Combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after the initial Business Combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial Business Combination will be a determining factor in our decision to proceed with any potential Business Combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth information regarding the beneficial ownership of our Ordinary Shares as of March 2, 2022 based on information obtained from the persons named below, with respect to the beneficial ownership of Ordinary Shares, by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding Ordinary Shares;

•	each of our executive officers and directors that beneficially owns our Ordinary Shares; and

•	all our executive officers and directors as a group.
In the table below, percentage ownership is based on 25,000,000 shares of our Ordinary Shares, consisting of (i) 20,000,000 Class A Ordinary Shares and (ii) 5,000,000 Class B Ordinary Shares, issued and outstanding as of March 2, 2022. Voting power represents the combined voting power of Class A Ordinary Shares and Class B Ordinary Shares owned beneficially by such person. On all matters to be voted upon, the holders of the Class A Ordinary Shares and Class B Ordinary Shares vote together as a single class. Currently, all of the Class B Ordinary Shares are convertible into Class A Ordinary Shares on a one-for-one
basis. The table below does not include the Class A Ordinary Shares underlying the Private Placement Warrants held or to be held by our officers or Sponsor because these securities are not exercisable within 60 days of this Report.
Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all Ordinary Shares beneficially owned by them.

	Class A Ordinary Shares		Class B Ordinary Shares		Approximate
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Percentage of Outstanding Ordinary Shares
Global Technology Acquisition I Sponsor LP (our Sponsor)(2)(3)	—	—	4,880,000	97.6%	19.52%
Arnau Porto Dolc (3)	—	—	—	—	—
Fabrice Grinda (3)	—	—	—	—	—
Claudia Gast (3)	—	—	—	—	—
Jeffery Weinstein (3)	—	—	—	—	—
Michael Zeisser (4)	—	—	—	—	—
Robert Perdue (4)	—	—	40,000	0.8%	0.16%
Gabriel Silva (4)	—	—	40,000	0.8%	0.16%
Juan Villalonga (4)	—	—	40,000	0.8%	0.16%
All directors and executive officers as a group (8 individuals) (2)	—	—	120,000	2.4%	0.48%
Other 5% Stockholders
Sculptor Capital LP (5)	1,400,000	7.0%	—	—	5.6%
683 Capital Management, LLC (6)	1,535,000	7.7%	—	—	6.1%
Saba Capital Management, L.P. (7)	1,370,338	6.9%	—	—	5.5%
Maverick Capital, Ltd. (8)	1,200,000	6.0%	—	—	4.8%

(1)	Unless otherwise noted, the business address of each of our shareholders is 19 West 24th St., 10th Floor, New York, New York 10010.
(2)
Interests shown consist solely of Founder Shares, classified as Class B Ordinary Shares. Such shares are convertible into Class A Ordinary Shares on a one-for-one
basis, subject to adjustment pursuant to the anti-dilution provisions contained therein.

(3)
The shares reported in the table above are held in the name of our Sponsor. Global Technology Acquisition I Sponsor GP Ltd. is the general partner of our Sponsor and has voting and investment discretion with respect to the Ordinary Shares held of record by our Sponsor. Arnau Porto, Fabrice Grinda, Claudia Gast and Jeffery Weinstein are the directors of Global Technology Acquisition I Sponsor GP Ltd. Each director has one vote, and the approval of three of the four directors is required to approve an action of Global Technology Acquisition I Sponsor GP Ltd. Under the
so-called
“rule of three,” if voting and dispositive decisions regarding an entity’s securities are made by two or more individuals, and a voting and dispositive decision requires the approval of a majority of those individuals, then none of the individuals is deemed a beneficial owner of the entity’s securities. This is the situation with regard to Global Technology Acquisition I Sponsor GP Ltd. Based upon the foregoing analysis, no individual director of Global Technology Acquisition I Sponsor GP Ltd. exercises voting or dispositive control over any of the securities held by Global Technology Acquisition I Sponsor GP Ltd. even those in which he or she directly holds a pecuniary interest. Accordingly, none of them will be deemed to have or share beneficial ownership of such shares. Arnau Porto, Fabrice Grinda, Claudia Gast and Jeffery Weinstein, individually and together with their controlled affiliates, including FJ Labs, along with Martial Eagle Fund LP and Martial Eagle Special Opportunities Fund I LP (each of Martial Eagle Fund LP and Martial Eagle Special Opportunities Fund I LP (together, “Martial Eagle”) is managed by Erez Kalir), collectively, own 75% of the interests of the Sponsor holding our Class B Ordinary Shares. Moreover, Arnau Porto, Fabrice Grinda, Claudia Gast and Jeffery Weinstein, individually and together with their controlled affiliates, including FJ Labs, collectively, own 73% of the interests of the Sponsor holding the Private Placement Warrants and have provided 36% of capital for the purchase of our Private Placement Warrants (not assuming the exercise of the underwriters’ overallotment option) and Martial Eagle owns 12% of the interests of the Sponsor holding the Private Placement Warrants and have provided 37% of capital for the purchase of our Private Placement Warrants (not assuming the exercise of the underwriters’ overallotment option). Additionally, each of our officers, directors and strategic advisors is, directly or indirectly, a member of our Sponsor or have direct or indirect economic interests in our Sponsor, and each of them disclaims any beneficial ownership of any shares held by our Sponsor except to the extent of his or her ultimate pecuniary interest.

(4)
Each of our independent directors is, directly or indirectly, a member of our Sponsor or has direct or indirect economic interests in our Sponsor, and each of them disclaims any beneficial ownership of any shares held by our Sponsor except to the extent of his or her ultimate pecuniary interest.

(5)
According to a Schedule 13G filed on October 28, 2021, Sculptor Capital LP acquired 1,400,000 Class A Ordinary Shares. The business address for the reporting persons is 9 West 57th Street, New York, New York 10019.

(6)
According to a Schedule 13G filed on November 1, 2021, 683 Capital Management, LLC acquired 1,400,000 Class A Ordinary Shares. The business address for the reporting persons is 3 Columbus Circle, Suite 2205, New York, NY 10019.

(7)
According to a Schedule 13G filed on January 31, 2022, Saba Capital management, L.P. acquired 1,370,338 Class A Ordinary Shares. The business address for the reporting persons is 405 Lexington Avenue, 58th Floor, New York, New York 10174.

(8)
According to a Schedule 13G filed on February 14, 2022, Maverick Capital, Ltd. acquired 1,200,000 Class A Ordinary Shares. The business address for the reporting persons is 9 1900 N. Pearl Street, 20th Floor, Dallas, Texas 75201.

Securities Authorized for Issuance under Equity Compensation Table
None
Changes in Control
In the event of the consummation of a Business Combination, there will be a change of control. See “Item 1. Business” above.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
On February 10, 2021, the Sponsor paid $25,000, or approximately $0.004 per share, to cover certain of our offering and formation costs in consideration for 6,468,750 Class B Ordinary Shares. On June 30, 2021, our Sponsor surrendered 2,156,250 Class B Ordinary Shares for no consideration, resulting in 4,312,500 shares outstanding of which 562,500 were subject to forfeiture in the event the underwriters’ over-allotment option is not exercised. On October 20, 2021, we approved a 1.16666667 for 1 share dividend for each Class B Ordinary Share outstanding, resulting in 5,031,250 Class B Ordinary Shares outstanding. All share and per share amounts have been restated The Founder Shares included an aggregate of up to 656,250 shares subject to forfeiture by the Sponsor to the extent that the underwriter’s over-allotment was not exercised in full or in part, so that the Sponsor would collectively own, on an as-converted
basis, 20% of the Company’s issued and outstanding Ordinary Shares after the Initial Public Offering (assuming the Sponsor did not purchase any public shares in the Initial Public Offering). As a result of the underwriters’ election to partially exercise their over-allotment option, on December 5, 2021, 31,250 Class B Ordinary Shares were forfeited, resulting in an aggregate of 5,000,000 Class B Ordinary Shares issued and outstanding. The Founder Shares (including the Class A Ordinary Shares issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.
On July 11, 2021, our Sponsor transferred 40,000 Founder Shares to each of our independent directors, other than Michael Zeisser, at their original purchase price. On October 20, 2021, each of the share holding independent directors transferred 6,666.6668 Founder Shares, the amount each received in the October 20, 2021 share dividend, to our Sponsor.
Simultaneously with the closing of the Initial Public Offering, we completed the private sale of an aggregate of 10,500,000 Private Placement Warrants to our Sponsor at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds of $10,500,000. The Private Placement Warrants (including the Class A Ordinary Shares issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder until 30 days after the completion of our initial Business Combination.
If any of our officers or directors becomes aware of a Business Combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she may be required to present such Business Combination opportunity to such entity prior to presenting such Business Combination opportunity to us. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.
Since October 2021, we have paid our Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support services provided to members of our management team and other expenses and obligations of our sponsor. Upon completion of our initial Business Combination or our liquidation, we will cease paying these monthly fees.
No compensation of any kind, including finder’s and consulting fees, will be paid by us to our Sponsor, executive officers and directors, or their respective affiliates, for services rendered prior to or in connection with the completion of an initial Business Combination. However, our Sponsor may transfer certain of its Class B Ordinary Shares to our Directors or advisors, or their affiliates, in conjunction with our initial Business Combination in the event such parties bring specific target company, industry or market expertise, as well as insights or relationships that we believe are necessary in order to locate, assess, negotiate and consummate an initial Business Combination. In addition, these individuals will be reimbursed for any out-of-pocket
expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our Sponsor, officers, directors or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket
expenses incurred by such persons in connection with activities on our behalf.
Prior to the closing of our Initial Public Offering, our Sponsor loaned us $240,000 under an unsecured promissory note, which were used for a portion of the expenses of our Initial Public Offering. The loans were fully repaid upon the closing of our Initial Public Offering.
In addition, in order to finance transaction costs in connection with an intended initial Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that the initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust

Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.
After our initial Business Combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a general meeting held to consider our initial Business Combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.
We have entered into a registration and shareholder rights agreement with respect to the Private Placement Warrants, the warrants issuable upon conversion of working capital loans (if any) and the Class A Ordinary Shares issuable upon exercise of the foregoing and upon conversion of the Founder Shares.
Policy for Approval of Related Party Transactions
The audit committee of our board of directors will adopt a charter, providing for the review, approval and/or ratification of “related party transactions,” which are those transactions required to be disclosed pursuant to Item 404 of Regulation S-K as promulgated by the SEC, by the audit committee. At its meetings, the audit committee shall be provided with the details of each new, existing or proposed related party transaction, including the terms of the transaction any contractual restrictions that the company has already committed to, the business purpose of the transaction and the benefits of the transaction to the company and to the relevant related party. Any member of the committee who has an interest in the related party transaction under review by the committee shall abstain from voting on the approval of the related party transaction, but may, if so requested by the chairman of the committee, participate in some or all of the committee’s discussions of the related party transaction. Upon completion of its review of the related party transaction, the committee may determine to permit or to prohibit the related party transaction
Director Independence
Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. We have three “independent directors” as defined in Nasdaq listing rules and applicable SEC rules prior to completion of the Initial Public Offering. Our board of directors has determined that Mr. Perdue, Mr. Silva, Mr. Villalonga and Mr. Zeisser are “independent directors.” Our independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14 .	Principal Accountant Fees and Services.
The following is a summary of fees paid or to be paid to Marcum LLP (“Marcum”), for services rendered.
Audit Fees
. Audit fees consist of fees billed for professional services rendered for the audit of our year-end
financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms
10-Q
for the respective periods and other required filings with the SEC for the period from February 9, 2021 (inception) through December 31, 2021 totaled approximately $196,000. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.
Audit-Related Fees.
Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the period from February 9, 2021 (inception) through December 31, 2021.
Tax Fees
. We did not pay Marcum for tax planning and tax advice for the period from February 9, 2021 (inception) through December 31, 2021.
All Other Fees
. We did not pay Marcum for other services for the period from February 9, 2021 (inception) through December 31, 2021.

Pre-Approval
Policy
Our audit committee was formed upon the consummation of our Initial Public Offering. As a result, the audit committee did not pre-approve
all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve
all auditing services and permitted
non-audit
services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit
services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV
Item 15. Exhibits, Financial Statements and Financial Statement Schedules
(a) The following documents are filed as part of this Report:
(1) Financial Statements:

(2) Financial Statement Schedules:
All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto in this Item 15 of Part IV below.
(3) Exhibits

Exhibit No.	Description

1.1	Underwriting Agreement, dated October 20, 2021, by and among the Company and Citigroup Global Markets Inc. and Goldman Sachs & Co. LLC (3)

3.1	Amended and Restated Memorandum and Articles of Association (3)

4.1	Specimen Unit Certificate (2)

4.2	Specimen Class A Ordinary Share Certificate (1)

4.3	Specimen Warrant Certificate (1)

4.4	Warrant Agreement, dated October 20, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (3)

4.5	Description of Registered Securities*

10.1	Letter Agreement, dated October 20, 2021, by and among the Company, its officers, its directors and the Sponsor (3)

10.2	Investment Management Trust Agreement, dated October 20, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (3)

10.3	Registration Rights Agreement, dated October 20, 2021, by and between the Company and the Sponsor (3)

10.4	Private Placement Warrant Purchase Agreement, dated October 20, 2021, by and between the Company and the Sponsor (3)

10.5	Form of Indemnity Agreement between the Company and each of its directors and officers (1)

10.6	Promissory Note, dated February 10, 2021, issued to the Sponsor (1)

10.7	Amended and Restated Securities Subscription Agreement, dated February 10, 2021, between the Company and the Sponsor (1)

10.8	Administrative Services Agreement, dated October 20, 2021, by and between the Company and the Sponsor*

14.1	Code of Conduct*

31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)*

31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)*

32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

32.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

99.1	Audit Committee Charter*

99.2	Compensation Committee Charter*

99.3	Nomination and Corporate Governance Committee Charter*

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document*

101.LAB	Inline XBRL Taxonomy Label Linkbase Document*

101.PRE	Inline XBRL Definition Linkbase Document*

101.DEF	Inline XBRL Definition Linkbase Document*

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)*

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to the Company’s Form S-1, filed with the SEC on July 12, 2021.
(2)	Incorporated by reference to the Company’s Form S-1/A, filed with the SEC on October 4, 2021.
(3)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on October 25, 2021.

Item 16. Form 10-K Summary
Not applicable.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors of
Global Technology Acquisition Corp. I
Opinion on the Financial Statements
We have audited the accompanying balance sheet of Global Technology Acquisition Corp. I (the “Company”) as of December 31, 2021, the related statements of operations, changes in shareholders’ deficit and cash flows for the period from February 9, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the period from February 9, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide
s
a reasonable basis for our opinion.
/s/ Marcum
LLP
Marcum
LLP
We have served as the Company’s auditor since 2021
.
San Francisco, CA
March 16, 2022

Global Technology Acquisition Corp. I
Balance Sheet
December 31, 2021

ASSETS
Current assets -
Cash	$1,326,000
Prepaid expenses and other assets	409,000

Total current assets	1,735,000

Non-current asset – Cash held in Trust Account	204,004,000

Total assets	$205,739,000

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities -
Accounts payable	$147,000
Accrued liabilities	79,000

Total current liabilities	226,000
Other liabilities –
Warrant liability	11,070,000
Deferred underwriting compensation	7,000,000

Total liabilities	18,296,000
Commitments and contingencies
Class A ordinary shares subject to possible redemption; 20,000,000 shares (at $10.20 per share)	204,000,000
Shareholders’ deficit:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized, none issued or outstanding	—
Class A ordinary shares, $0.0001 par value, 200,000,000 authorized shares, -0- issued and outstanding (excluding 20,000,000 ordinary shares subject to possible redemption)
Class B ordinary shares, $0.0001 par value, 20,000,000 authorized shares, 5,000,000 shares issued and outstanding ($500, rounded to $1,000)	1,000
Additional paid-in-capital	—
Accumulated deficit	(16,558,000)

Total shareholders’ deficit	(16,557,000)

Total liabilities and shareholders’ deficit	$205,739,000

See accompanying notes to financial statements

Global Technology Acquisition Corp. I
Statement of Operations

For the period from February 9, 2021 (inception) to December 31, 2021
General and administrative expenses	$291,000

Loss from operations	(291,000)
Other income (expense):
Interest income on Trust Account	4,000
Warrant liability issuance costs	(491,000)
Change in fair value of warrant liability	5,125,000

Income before provision for income tax	4,347,000
Provision for income tax	—

Net income	$4,347,000

Weighted average Class A ordinary shares outstanding—basic and diluted	4,986,000

Net income per Class A ordinary share – basic and diluted	$0.46

Weighted average Class B ordinary shares outstanding – basic and diluted	4,452,000

Net loss per Class B ordinary share – basic and diluted	$0.46

See accompanying notes to financial statements

Global Technology Acquisition Corp. I
Statement of Changes in Shareholders’ Deficit
For the period from February 9, 2021 (inception) to December 31, 2021

	Class B Ordinary Shares(1)(2)		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount
Balance, February 9, 2021 (inception)	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor at approximately $0.005 per share	5,031,250	1,000	24,000	—	25,000
Forfeiture of Class B ordinary shares by Sponsor underwriters’ partial exercise of its over -allotment option.	(31,250)
Proceeds from sale of 10,500,000 Private Placement Warrants at $1.00 in excess of fair value of $0.79 per warrant	—	—	2,205,000		2,205,000
Accretion for Class A ordinary shares subject to redemption to redemption amount			(2,229,000)	(20,905,000)	(23,134,000)
Net income	—	—	—	4,347,000	4,347,000

Balance, December 31, 2021	5,000,000	$1,000	$—	$(16,558,000)	$(16,557,000)

See accompanying notes to financial statements

Global Technology Acquisition Corp. I
Statement of Cash Flows

For the period from February 9, 2021 (inception) to December 31, 2021
Cash flows from operating activities:
Net income	$4,347,000
Adjustments to reconcile net loss to net cash used in operating activities:
Payment by founders of formation costs	5,000
Interest income retained in Trust Account	(4,000)
Warrant liability issuance costs	491,000
Change in fair value of warrant liability	(5,125,000)
Changes in operating assets and liabilities:
Increase in prepaid expenses	(409,000)
Increase in accounts payable (excluding offering costs of $107,000)	40,000
Increase in accrued liabilities	79,000

Net cash used in operating activities	(576,000)

Cash flows from investing activities:
Cash deposited in Trust Account	(204,000,000)

Net cash used in investing activities	(204,000,000)

Cash flows from financing activities:
Proceeds from Note payable to Sponsor	240,000
Proceeds from sale of Units to the public	200,000,000
Proceeds from sale of Private Placement Warrants	10,500,000
Payment of underwriting discounts	(4,000,000)
Payment of offering costs	(598,000)
Payment of Note payable to Sponsor	(240,000)

Net cash provided by financing activities	205,902,000

Net increase in cash	1,326,000
Cash at beginning of period	—

Cash at end of period	$1,326,000

Supplemental disclosure of non-cash financing activities:
Deferred underwriters’ compensation	$7,000,000

Offering costs included in accounts payable	$107,000

See accompanying notes to financial statements

GLOBAL TECHNOLOGY ACQUISITION CORP I
NOTES TO FINANCIAL STATEMENTS
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
At December 31, 2021, the Company had not commenced any operations. All activity for the period from February 9, 2021 (inception) to December 31, 2021 relates to the Company’s formation and the initial public offering (“Public Offering”) described below. The Company will not generate any operating revenues until after completion of its initial Business Combination, at the earliest. The Company expects to generate non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering.
The Company has selected December 31
st
as its fiscal year end.
Sponsor and Public Offering:
The Company’s sponsor is Global Technology Acquisition I Sponsor Ltd., an exempted limited liability partnership registered in the Cayman Islands (the “Sponsor”). The Company intends to finance a Business Combination with proceeds from the $200,000,000 Public Offering (Note 3) and a $10,500,000 private placement (Note
5
). Upon the closing of the Public Offering and the private placement on October 25, 2021, $204,000,000 was placed in a trust account (the “Trust Account”).
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
The Company’s amended and restated memorandum and articles of associating provides that, other than the withdrawal of interest to pay tax obligations, if any, less up to $100,000 interest to pay dissolution expenses, none of the funds held in trust will be released until the earliest of: (a) the completion of the initial Business Combination, (b) the redemption of any Class A ordinary shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated certificate of incorporation (i) to modify the substance or timing of the Company’s obligation to redeem 100% of the Class A ordinary shares if the Company does not complete the initial Business Combination within 18 months from the closing of the Public Offering (or up to 24 months from the date of closing of the Public Offering in two separate three month extensions subject to satisfaction of certain conditions, including the deposit of up to $2,000,000 ($0.10 per unit in each case) for each three month extension, into the Trust Account, or as extended by the Company’s shareholders in accordance with our amended and restated memorandum and articles of association)) or (ii) with respect to any other provision relating to shareholders’ rights or pre-Business
Combination activity, and (c) the redemption of the Class A ordinary shares if the Company is unable to complete the initial Business Combination within 24 months as previously described. The proceeds deposited in the Trust Account could become subject to the claims of creditors, if any, which could have priority over the claims of our Class A ordinary shareholders.

At December 31, 2021, the amount in the Trust Account is invested in a money market fund meeting the criteria discussed above.
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
The Company, after signing a definitive agreement for a Business Combination, will either (i) seek shareholder approval of the Business Combination at a meeting called for such purpose in connection with which shareholders may seek to redeem their shares, regardless of whether they vote for or against the Business Combination, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest but less taxes payable and amounts released for taxes, or (ii) provide shareholders with the opportunity to have their shares redeemed by the Company by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to commencement of the tender offer, including interest but less taxes payable and amounts released to the Company for working capital. The decision as to whether the Company will seek shareholder approval of the Business Combination or will allow shareholders to sell their shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek shareholder approval unless a vote is required by the rules of the NASDAQ Global Market. If the Company seeks shareholder approval, it will complete its Business Combination only if a majority of the outstanding shares of Class A and Class B ordinary shares voted are voted in favor of the Business Combination. However, in no event will the Company redeem its Class A ordinary shares in an amount that would cause its net tangible assets (total assets less intangible assets and liabilities) to be less than $5,000,001 upon consummation of a Business Combination. In such case, the Company would not proceed with the redemption of its Class A ordinary shares and the related Business Combination, and instead may search for an alternate Business Combination.
If the Company holds a shareholder vote or there is a tender offer for shares in connection with a Business Combination, a Class A ordinary shareholder will have the right to redeem its shares for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest but less taxes payable and amounts released to the Company for working capital. As a result, such shares of Class A ordinary shares will be recorded at redemption amount and classified as temporary equity upon the completion of the Public Offering, in accordance with Financial Accounting Standards Accounting Standards Board Codification (“FASB ASC 480”), “Distinguishing Liabilities from Equity.” The amount in the Trust Account upon closing of the Public Offering on October 25, 2021, was initially $10.20 per Class A ordinary share ($204,000,000 held in the Trust Account divided by 20,000,000 Class A ordinary shares) and with accumulated interest income is approximately $204,004,000 at December 31, 2021.
The Company will have 18 months from the closing date of the Public Offering, until October 25, 2023, (or up to
24
months as previously described) to complete its initial Business Combination. If the Company does not complete a Business Combination within this period of time, it shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Class A ordinary shares of Class A ordinary shares for a per share pro rata portion of the Trust Account, including interest, but less taxes payable and amounts released to the Company for working capital (less up to $100,000 of such net interest to pay dissolution expenses) and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its creditors and remaining shareholders, as part of its plan of dissolution and liquidation. The initial shareholders have entered into letter agreements with us, pursuant to which they have waived their rights to participate in any redemption with respect to their initial shares; however, if the initial shareholders or any of the Company’s officers, directors or affiliates acquire shares of Class A ordinary shares in or after the Public Offering, they will be entitled to a pro rata share of the Trust Account upon the Company’s redemption or liquidation in the event the Company does not complete a Business Combination within 18 months from the closing of the Public offering (or 24 months as previously described).

In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the price per Unit in the Public Offering.
Risks and
Uncertainties—COVID-19
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
Liquidity and Capital Resources
Management believes that the funds which the Company has available following the completion of the Initial Public Offering on October 25, 2021, will enable it to sustain operations for a period of at least one-year
from the issuance date these financial statements. Accordingly, substantial doubt about the Company’s ability to continue as a going concern as disclosed in previously issued financial statements has been alleviated. Prior to the completion of the initial public offering, the Company lacked the liquidity it needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. The Company has since completed its Initial Public Offering at which time capital in excess of the funds deposited in the trust and/or used to fund offering expenses was released to the Company for general working capital purposes. Accordingly, management has since reevaluated the Company’s liquidity and financial condition and determined that sufficient capital exists to sustain operations for more than one year after the release of these financial statements and therefore substantial doubt has been alleviated.
Note 2—Summary of Significant Accounting Policies
Basis of Presentation:
The accompanying financial statements of the Company are presented in U.S. dollars and in conformity with accounting principles generally accepted in the United States of America (“GAAP”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).
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

Net Income or Loss per Ordinary Share:
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income or loss per ordinary share is computed by dividing net income or loss applicable to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period plus, to the extent dilutive, the incremental number of ordinary shares to settle warrants, as calculated using the treasury stock method.
The Company has not considered the effect of the warrants sold in the Public Offering (the “Public Warrants”)and Private Placement to purchase an aggregate of 20,500,000 Class A ordinary shares in the calculation of diluted income (loss) per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted income (loss) per ordinary share is the same as basic income (loss) per ordinary share for the period presented.
The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata among the two classes of shares. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average number of ordinary shares outstanding during the respective period.
The following table reflects the net income per share after allocating income between the shares based on outstanding shares.

	December 31, 2021
	Class A	Class B
Numerator:
Basic and diluted net income per ordinary share:
Allocation of income – basic and diluted	$2,050,000	$2,296,000
Denominator:
Basic and diluted weighted average ordinary shares:	4,986,000	4,452,000
Basic and diluted net income per ordinary share	$0.46	$0.46
Cash and cash equivalents:
The Company considers all highly liquid instruments with maturities of three months or less when acquired to be cash equivalents. The Company has no cash equivalents at December 31, 2021.
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
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed as of December 31, 2021, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.
Offering Costs:
The Company complies with the requirements of the FASB ASC
340-10-S99-1
and SEC Staff Accounting Bulletin (SAB) Topic 5A—“Expenses of Offering.” Costs incurred in connection with preparation for the Public Offering were approximately $11,725,000 including approximately $725,000 of Company costs together with $11,000,000 of underwriters’ discount. Such costs have been allocated to equity instruments ($11,234,000) and warrant liability ($491,000), based on their relative values, and charged to equity or expense (in the case of the portion allocated to warrant liability) upon completion of the Public Offering. The Company retained an independent financial advisor in connection with the initial public offering of the Company’s ordinary shares and paid an agreed amount of $175,000 that was included in offering costs, net of full reimbursement by the underwriters.
Class A Ordinary Shares Subject to Possible Redemption:
All of the 20,000,000 Class A ordinary shares sold on October 25, 2021 as part of a Unit in the Public Offering discussed in Note 3 contain a redemption feature which allows for the redemption of ordinary shares under the Company’s liquidation or tender offer/stockholder approval provisions. In accordance with FASB ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of FASB ASC 480. Although the Company did not specify a maximum redemption threshold, its articles of association provide that in no event will it redeem its Public Shares in an amount that would cause its net tangible assets (tangible assets less intangible assets and liabilities) to be less than $5,000,001. However, because all of the Class A ordinary shares are redeemable, all of the shares are recorded as Class A ordinary shares subject to redemption on the Company’s balance sheet.

The Company recognizes changes immediately as they occur and adjusts the carrying value of the securities at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Class A ordinary shares are affected by adjustments to additional paid-in
capital. Accordingly, at December 31, 2021, 20,000,000 of the 20,000,000 Public Shares were classified outside of permanent equity. Class A ordinary shares subject to redemption consist of:

Gross proceeds of Public Offering	$200,000,000
Less: Proceeds allocated to Public Warrants	(7,900,000)
Offering costs	(11,234,000)
Plus: Accretion of carrying value to redemption value	23,134,000

Class A ordinary shares subject to redemption	$204,000,000

Income Taxes:
FASB ASC 740 “Income Taxes” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2021. The Company recognizes interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.
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
based on whether or not
net-cash
settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Company’s warrant liability is a derivative financial instrument, See Note 5.
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
Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the date of the balance sheet through the date that the financial statements were available to be issued. All such events that would require adjustment or disclosure in the financial statements have been recognized or disclosed.
Note 3—Public Offering
On October 25, 2021, the Company closed on the Public Offering and sale, including the underwriters’ partial exercise of their over-allotment option, of 20,000,000 units at a price of $10.00 per unit (the “Units”). Each Unit consists of one share of the Company’s Class A ordinary shares, $0.0001 par value, and one-half
of one warrant (the “Warrants”). Each whole Warrant offered in the Public Offering is exercisable to purchase one share of our Class A ordinary shares, See Note 6.
The Company granted the underwriters a
45-day
option to purchase up to 2,625,000 additional Units to cover any over-allotments, at the Public Offering price less the underwriting discounts and commissions. At the closing of the Public Offering on October 25, 2021, the underwriters’ exercised 2,500,000 Units of such over-allotment option. The Warrants that were issued in connection with 2,500,000 over-allotment units exercised are identical to the Public Warrants and have no net cash settlement provisions. As discussed further in Note 4, after the closing of the Public Offering on October 25 2021, 31,250 of the outstanding Class B ordinary shares remained forfeitable and in December those 31,250 shares were surrendered and retired.
The Company paid an underwriting discount of 2.0% of the per Unit price, $4,000,000, to the underwriters at the closing of the Public Offering and is obligated to pay a deferred underwriting fee of 3.5% of the per Unit price, $7,000,000, upon the completion of the Company’s initial business combination.
Note 4 – Trust Account and Fair Value Measurement
The Company complies with FASB ASC 820, Fair Value Measurements, for its financial assets and liabilities that are re-measured
and reported at fair value at each reporting period, and
non-financial
assets and liabilities that are
re-measured
and reported at fair value at least annually.
Upon the closing of the Public Offering and the Private Placement, a total of $204,000,000 was deposited into the Trust Account. The proceeds in the Trust Account may be invested in either U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule
2a-7
under the Investment Company Act of 1940, as amended, and that invest solely in U.S. government treasury obligations.
At December 31, 2021, the proceeds of the Trust Account were invested primarily in money market funds meeting certain conditions described above yielding interest of less than 0.1% per year. The Company classifies its U.S. government treasury bills and equivalent securities as held-to-maturity
in accordance with FASB ASC 320, “Investments – Debt and Equity Securities.”
Held-to-maturity
securities are those securities which the Company has the ability and intent to hold until maturity.
Held-to-maturity
U.S. government treasury bills are recorded at amortized cost on the accompanying December 31, 2021 balance sheet and adjusted for the amortization of discounts.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2021 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. Since all of the Company’s permitted investments at December 31, 2021 consisted of money market funds that invest only in U.S. government treasury bills, fair values of its investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets or liabilities as follows:

Description	Carrying value at December 30, 202 1	Gross Unrealized Holding Gains	Quoted Price Prices in Active Markets (Level 1)
Assets:
Money market funds	$204,004,000	$—	$204,004,000
Note 5 – Related party transactions
Founder Shares
On February 10, 2021, the Sponsor purchased 6,468,750 Class B ordinary shares (the “Founder Shares”) for $25,000 or approximately $0.004 per share (up to 843,750 of which were subject to forfeiture to the extent the underwriters’ over-allotment option is not exercised in full). The Founder Shares are substantially identical to the Class A ordinary shares included in the Units being sold in the Public Offering except that the Founder Shares automatically convert into shares of Class A ordinary shares at the time of the initial Business Combination, or at any time prior thereto at the option of the holder, and are subject to certain transfer restrictions, as described in more detail below. On June 30, 2021, the Sponsor surrendered 2,156,250 Class B ordinary shares for no consideration, resulting in 4,312,500 shares outstanding of which 562,500 were subject to forfeiture in the event the underwriters’ over-allotment option is not exercised. On October 21, 2021, the Company executed a share capitalization that increased the number of Class B ordinary shares outstanding to 5,031,250. The Sponsor agreed to forfeit up to 656,250 Founder Shares to the extent that the over-allotment option is not exercised in full by the underwriters. The forfeiture was to be adjusted to the extent that the over-allotment option is not exercised in full by the underwriters so that the initial shareholders will own 20.0% of the Company’s issued and outstanding shares after the Public Offering. After the closing of the Public Offering on October 25 2021, 31,250 of such shares remained forfeitable and in December 2021 those 31,250 shares were surrendered and retired.
The Company’s initial shareholders have agreed not to transfer, assign or sell any of their Founder Shares until the earlier of (A) one year after the completion of the Company’s initial Business Combination, or (B), subsequent to the Company’s initial Business Combination, if (x) the last sale price of the Company’s Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any
30-trading
day period commencing at least 150 days after the Company’s initial Business Combination or (y) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction after the initial Business Combination that results in all of the Company’s shareholders having the right to exchange their shares of ordinary shares for cash, securities or other property.
Private Placement Warrants
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

If the Company does not complete a Business Combination, then the proceeds from the sale of the Private Placement Warrants will be part of the liquidating distribution to the Class A ordinary shareholders and the Private Placement Warrants issued to the Sponsor will expire worthless.
In addition, if (x) the Company issues additional shares of Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to our initial stockholders or their affiliates or our anchor investor, without taking into account any founder shares or warrants held by our initial stockholders or such affiliates, as applicable, or our anchor investor, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the greater of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.
Registration Rights
The Company’s initial shareholders and the holders of the Private Placement Warrants are entitled to registration rights pursuant to a registration and shareholder rights agreement executed in connection with the closing of the Public Offering on October 25, 2021. These holders are entitled to make up to three demands, excluding short form registration demands, that the Company register such securities for sale under the Securities Act. In addition, these holders will have “piggy-back” registration rights to include their securities in other registration statements filed by the Company. The Company will bear the expenses incurred in connection with the filing of any such registration statements. There will be no penalties associated with delays in registering the securities under the Public registration and shareholder rights agreement.
Related Party Loans
In February 2021, the Sponsor agreed to loan the Company an aggregate of $300,000 by drawdowns of not less than $10,000 each against the issuance of an unsecured promissory note (the “Note”) to cover expenses related to the Public Offering. The Note was non-interest
bearing and payable on the earlier of December 31, 2021 or the completion of the Public Offering. The Company borrowed a total of $240,000 under the Note prior to October 25, 2021. Upon the closing of the Public Offering on October 25, 2021, the Note was repaid in full and there is no amount outstanding at December 31, 2021.
Working Capital Loans
If the Sponsor, an affiliate of the Sponsor or certain of our officers and directors make any working capital loans, up to $1,500,000 of such loans may be converted into warrants, at the price of $1.00 per warrant, at the option of the lender. Such warrants would be identical to the Private Placement Warrants. As of December 31, 2021, the Sponsor has not made any working capital loans to the Company.

Administrative Services Agreement
The Company has agreed to pay $10,000 a month to the Sponsor under an Administrative Services Agreement for the services to be provided by one or more investment professionals, creation and maintenance of our website, and miscellaneous additional services. Services commenced on October 21, 2021, the date the Company’s securities were first listed on the NASDAQ Global Market and will terminate upon the earlier of the consummation by the Company of an initial Business Combination or the liquidation of the Company. A total of approximately $24,000 was charged to operations in the period from February 10, 2021 (inception) to December 31, 2021 and that amount is included in accrued liabilities at December 31, 2021.
Note 6— Warrant liabilities
At December 31, 2021, the Company has outstanding 20,500,000 warrants outstanding including 10,000,000 Public Warrants and 10,500,000 Private Placement Warrants.
The Company accounts for its warrants outstanding consistent with the “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (the “Staff Statement”) issued on April 12, 2021 by the staff (the “Staff”) of the Division of Corporation Finance of the SEC. The Staff Statement, among other things, highlights the potential accounting implications of certain terms that are common in warrants issued in connection with the initial public offerings of special purpose acquisition companies (“SPAC”) such as the Company. The Staff Statement reflects the Staff’s view that in many cases, warrants issued by SPACs should be characterized as liabilities for accounting purposes, rather than as equity securities, unless certain conditions are met. The Company’s management has evaluated its warrants under ASC Subtopic
815-40,
Contracts in Entity’s Own Equity including the assistance of accounting and valuation consultants and concluded that the Company’s warrants are not indexed to the Company’s shares in the manner contemplated by ASC
Section 815-40-15
because the holder of the instrument is not an input into the pricing of a fixed-for-fixed
option on equity shares. Therefore, the company accounts for its warrants as warrant liabilities.
The Company has recorded approximately $491,000 of costs to the statement of operations at inception of the warrants to reflect an allocation of total offering and issue costs to warrant issuance costs based on the relative fair values of the equity and warrant instruments.
The following table presents information about the Company’s warrant liabilities that are measured at fair value on a recurring basis at December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	December 31, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Warrant Liabilities:
Public Warrants	$5,400,000	$5,400,000	$—	$—
Private Placement Warrants	$5,670,000	$—	$5,670,000	$—

Warrant liability at December 31, 2021	$11,070,000	$5,400,000	$5,670,000	$—

At December 31, 2021, the Company valued its Public Warrants based on publicly observable inputs (Level 1 inputs) from the trading in the Public Warrants in an active market ($0.54 per warrant on December 31, 2021). Since the Private Placement Warrants are substantially similar to the Public Warrants but do not trade, the Company valued them based on the value of the Public Warrants (significant other observable inputs – Level 2). The Company is required to record the warrants at fair value at each reporting period, with changes in fair value recognized in the statement of operations.
At inception of the warrants, October 25, 2021, the Company utilized an independent valuation consultant that used a binomial lattice model incorporating the
Cox-Ross-Rubenstein
methodology to value the warrants. The estimated fair value of the warrant liability at October 25, 2021 was determined using Level 3 inputs. Inherent in a binomial options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its shares based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S.
Treasury zero-coupon yield
curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

The warrant liabilities are not subject to qualified hedge accounting.
Transfers between Levels 1, 2 or 3 at the balance sheet date, December 31, 2021, are discussed below.
The following table provides quantitative information regarding Level 3 fair value measurements at inception of the warrants, October 25, 2021:

At October 25, 2021 (Initial Measurement)
Stock price	$10.00
Strike price	$11.50
Term (in years)	5.0
Volatility	14%
Risk-free rate	1.25%
Dividend yield	0.00%
Probability of acquisition	75%
Fair value of warrants	$0.79
The following table presents information about the Company’s warrant liabilities that are measured at fair value on a recurring basis at inception, October 25, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	October 25, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Warrant Liabilities :
Public Warrants	$7,900,000	$—	$—	$7,900,000
Private Placement Warrants	$8,295,000	$—	$—	$8,295,000

Warrant liability at October 25, 2021	$16,195,000			$16,195,000

At December 31, 2021, the warrants were reclassified from Level 3 inputs at October 25, 2021 based on the different methodology used at December 31, 2021 as follows: Public Warrants were reclassified from Level 3 inputs to Level 1 inputs and Private Placement Warrants were reclassified from Level 3 inputs to Level 2 inputs. None of the values used at December 31, 2021 were
level 3 inputs.
The following table presents the changes in the fair value of warrant liabilities:

	Warrant Liabilities	Public Warrants	Private Placement
Fair value at January 1, 2021	—	—	—
Initial measurement on October 25, 2021	$16,195,000	$7,900,000	$8,295,000
Change in valuation inputs or other assumptions	(5,125,000)	(2,500,000)	(2,625,000)

Fair value as of December 31, 2021	$11,070,000	$5,400,000	$5,670,000

Note 7—Shareholders’ Deficit
Ordinary Shares
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
At December 31, 2021 there were 5,000,000 shares of Class B ordinary shares issued and outstanding and
-0-
Class A ordinary shares issued and outstanding (excluding 20,000,000 Class A ordinary shares subject to possible redemption).
Public Warrants
Each of the 10,000,000 whole Public Warrant entitles the holder thereof to purchase one Class A ordinary share at a price of $11.50 per whole share, subject to adjustment, terms and limitations as described herein. The Warrants will become exercisable on the later of 30 days after the completion of our initial business combination and 12 months from the closing of this offering, and will expire five years after the completion of our initial business combination or earlier upon redemption or liquidation as described therein. However, if the Company does not complete its initial Business Combination within18 months from the closing date of the Public Offering, until October 25, 2023, (or up to 24 months as previously described), the Warrants will expire at the end of such period. Under the terms of a Public Warrant agreement, the Company has agreed to use its best efforts to file a new registration statement under the Securities Act, following the completion of the Company’s initial Business Combination. No fractional shares will be issued upon exercise of the Warrants. If, upon exercise of the Warrants, a holder would be entitled to receive a fractional interest in a share, the Company will, upon exercise, round down to the nearest whole number the number of shares of Class A ordinary shares to be issued to the Warrant holder. If the Company is unable to deliver registered Class A ordinary shares to the holder upon exercise of a Warrant during the exercise period, there will be no net cash settlement of these Warrants and the Warrants will expire worthless, unless they may be exercised on a cashless basis in the circumstances described in the warrant agreement.
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
Private Placement Warrants
See Note
5
 for information about the Company’s outstanding Private Placement Warrants to purchase 10,500,000 Class A ordinary shares.
Preferred Shares
The Company is authorized to issue 1,000,000 preferred shares, par value $0.0001, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2021 and February 10, 2021, there were no preferred shares issued or outstanding.

Note 8—Commitments and Contingencies
Registration Rights
The Company’s initial shareholders, and the holders of the Private Placement Warrants, are entitled to registration rights, as described in Note 4, pursuant to a registration and shareholder rights agreement executed in connection with the Public Offering.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 16, 2022	Global Technology Acquisition Corp. I

	By:	/s/ Arnau Porto Dolc
	Name:	Arnau Porto Dolc
	Title:	Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Arnau Porto Dolc	Chief Executive Officer and Director	March 16, 2022
Arnau Porto Dolc	(Principal Executive Officer)

/s/ Claudia Gast	Chief Financial Officer, Secretary and Director	March 16, 2022
Claudia Gast	(Principal Financial and Accounting Officer)

/s/ Fabrice Grinda	Executive Chairman and Director	March 16, 2022
Fabrice Grinda

/s/ Michael Zeisser	Director	March 16, 2022
Michael Zeisser

/s/ Robert Perdue	Director	March 16, 2022
Robert Perdue

/s/ Gabriel Silva	Director	March 16, 2022
Gabriel Silva

/s/ Juan Villalonga	Director	March 16, 2022
Juan Villalonga

3