Form 10-Q
period 2022-03-31
Global Technology Acquisition Corp. I
filed 2022-05-16
CIK 1848821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to

GLOBAL TECHNOLOGY ACQUISITION CORP. I
(Exact name of registrant as specified in its charter)

Cayman Islands	001-40948	66-0969672
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(IRS Employer Identification No.)

19 W 24th St. 10th Floor New York, New York		10010
(Address Of Principal Executive Offices)		(Zip Code)
(323)
577-9874
Registrant’s telephone number, including area code
Not Applicable
(Former name or former address, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share, $0.0001 par value per share and one-half of one redeemable warrant	GTACU	The NASDAQ Stock Market LLC
Class A ordinary shares, par value $0.0001 per share	GTAC	The NASDAQ Stock Market LLC
Redeemable warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50 per share	GTACW	The NASDAQ Stock Market LLC

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
12b-2
of the Exchange Act). Yes  ☒    No  ☐
As of
May 16, 2022
, 20,000,000 Class A ordinary shares, par value $0.0001 per share, and 5,000,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

GLOBAL TECHNOLOGY ACQUISITION CORP. I
Form
10-Q
For the Quarter Ended March 31, 2022

		Page
PART I – FINANCIAL INFORMATION		1

Item 1.	Condensed Financial Statements	1

	Unaudited Condensed Balance Sheets as of March 31, 2022 and December 31, 2021	1

	Unaudited Condensed Statements of Operations for the three months ended March 31, 2022 and for the period from February 9, 2021 (inception) to March 31, 2021	2

	Unaudited Condensed Statements of Changes in Shareholders’ Equity (Deficit) for the three months ended March 31, 2022 and for the period from February 9, 2021 (inception) to March 31, 2021	3

	Unaudited Condensed Statements of Cash Flows for the three months ended March 31, 2022 and for the period from February 9, 2021 (inception) to March 31, 2021	4

	Notes to Condensed Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24

PART II – OTHER INFORMATION		26

Item 1.	Legal Proceedings	26

Item 1A.	Risk Factors	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3.	Defaults Upon Senior Securities	26

Item 4.	Mine Safety Disclosures	26

Item 5.	Other Information	26

Item 6.	Exhibits	27

Signatures		28

PART I. FINANCIAL INFORMATION
Item 1. Condensed Financial Statements
GLOBAL TECHNOLOGY ACQUISITION CORP. I
CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(unaudited)	(audited)
ASSETS
Current assets:
Cash	$1,095,000	$1,326,000
Prepaid expenses	392,000	409,000

Total current assets	1,487,000	1,735,000
Non-current asset – Investments held in Trust Accoun t	204,024,000	204,004,000

Total assets	$205,511,000	$205,739,000

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable, including approximately $70,000 of offering costs	123,000	147,000
Accrued liabilities	30,000	79,000

Total current liabilities	153,000	226,000
Other liabilities:
Warrant liabilities	7,175,000	11,070,000
Deferred underwriting compensation	7,000,000	7,000,000

Total liabilities	14,328,000	18,296,000
Commitments and Contingencies (see Note 7)
Class A ordinary shares subject to possible redemption: 20,000,000 shares (at $10.20 per share)	204,000,000	204,000,000
SHAREHOLDERS’ DEFICIT:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized, none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value, 200,000,000 authorized shares, none issued or outstanding	—	—
Class B ordinary shares, $0.0001 par value, 20,000,000 authorized shares, 5,000,000 shares issued and outstanding, at March 31, 2022 and December 31, 2021 ($ 500 , rounded to $ 1,000 and $1,000)	1,000	1,000
Additional paid-in-capital	—	—
Accumulated deficit	(12,818,000)	(16,558,000)

Total shareholders’ deficit	(12,817,000)	(16,557,000)

Total liabilities and shareholders’ deficit	$205,511,000	$205,739,000

See accompanying notes to unaudited condensed financial statements

GLOBAL TECHNOLOGY ACQUISITION CORP. I
CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended March 31, 2022	For the period from February 9, 2021 (inception) to March 31, 2021
	(unaudited)	(unaudited)
General and administrative expenses	$175,000	$5,000

Loss from operations	(175,000)	(5,000)

Other income:
Interest income on Trust Account	20,000	—
Change in fair value of warrant liability	3,895,000	—

Net income (loss)	$3,740,000	$(5,000)

Weighted average Class A ordinary shares outstanding—basic and diluted	20,000,000	—

Net income per Class A ordinary share—basic and diluted	$0.15	$0.00

Weighted average Class B ordinary shares outstanding—basic and diluted	5,000,000	5,000,000

Net income (loss) per Class B ordinary share—basic and diluted	$0.15	$(0.00)

See accompanying notes to unaudited condensed financial statements

GLOBAL TECHNOLOGY ACQUISITION CORP. I
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS EQUITY (DEFICIT)
For the three months ended March 31, 2022:

	Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholder’s Deficit
	Shares	Amount
Balance, January 1, 2022	5,000,000	$1,000	$—	$(16,558,000)	$(16,557,000)
Net income	—	—	—	3,740,000	3,740,000

Balance, March 31, 2022 (unaudited)	5,000,000	$1,000	$—	$12,818,000	$(12,817,000)

For the period from February 9, 2021 (inception) to March 31, 2021

	Class B Ordinary Shares (1)		Additional Paid-in Capital	Accumulated Deficit	Total Shareholder’s Equity
	Shares	Amount
Balance, February 9, 2021 (inception)	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor at approximately $0.005 per share (1)	5,000,000	1,000	24,000	—	25,000
Net loss	—	—	—	(5,000)	(5,000)

Balance, March 31, 2021 (unaudited)	5,000,000	$1,000	$24,000	$(5,000)	$20,000

(1)
Share amounts have been retroactively restated to reflect the surrender of 2,156,250 Class B ordinary shares by out Sponsor on June 30, 2021 which reduced Class B ordinary shares outstanding (see Note 4) and the share recapitalization on October 21, 2021 which increased Class B ordinary shares outstanding to 5,031,250 shares and the forfeiture of 31,250 Class B ordinary shares in December 2021 resulting from the underwriters’ partial exercise of their overallotment option.

See accompanying notes to unaudited condensed financial statements

GLOBAL TECHNOLOGY ACQUISITION CORP. I
CONDENSED STATEMENTS OF CASH FLOWS

	For the Three months ended March 31, 2022	For the period from February 9, 2021 (inception) to March 31, 2021
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income (loss)	$3,740,000	$(5,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Payment by Founders of formation costs	—	5,000
Income from cash and investments held in Trust Account	(20,000)	—
Change in fair value of warrant liability	(3,895,000)	—
Changes in operating assets and liabilities:
Decrease in prepaid expenses	18,000	—
Increase in accounts payable	(24,000)	—
Increase in accrued liabilities	(50,000)	0

Net cash used in operating activities	(231,000)	—

Cash from financing activities
Proceeds from Sponsor Note	—	60,000
Proceeds from advances from Investors	—	—
Payment of deferred offering costs	—	(25,000)

Net cash provided from financing activities	—	35,000

Net change in cash	(231,000)	35,000

Cash at beginning of period	1,326,000	—

Cash at end of period	$1,095,000	$35,000

Supplemental disclosure of non-cash financing activities:
Sale of 6,468,750 of Class B ordinary shares to Founders and deposited with counsel for formation and deferred offering costs	$—	$25,000

Payment by Founders of deferred offering costs	$—	$20,000

Deferred offering costs included in accounts payable and accrued liabilities	$—	$275,000

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
At March 31, 2022, the Company had not commenced any operations. All activity for the period from February 9, 2021 (inception) to March 31, 2022 relates to the Company’s formation and the initial public offering (“Public Offering”) described below and, subsequent to the Public Offering, identifying and completing a suitable Business Combination. The Company will not generate any operating revenues until after completion of its initial Business Combination, at the earliest. The Company expects to generate non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering.
Sponsor and Public Offering:
The Company’s sponsor is Global Technology Acquisition I Sponsor LP, an exempted limited liability partnership registered in the Cayman Islands (the “Sponsor”). The Company intends to finance a Business Combination with proceeds from the $200,000,000 Public Offering (Note 3) and a $10,500,000 private placement (the “Private Placement”) (Note 4). Upon the closing of the Public Offering and the Private Placement on October 25, 2021, $204,000,000 was deposited to be held in a trust account (the “Trust Account”).
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
The Company’s amended and restated memorandum and articles of associating provides that, other than the withdrawal of interest to pay tax obligations, if any, less up to $100,000 interest to pay dissolution expenses, none of the funds held in trust will be released until the earliest of: (a) the completion of the initial Business Combination, (b) the redemption of any Class A ordinary shares included in the Units (defined below) sold in the Public Offering (the “Public Shares”) properly submitted in connection with a shareholder vote to amend the Company’s amended and restated certificate of incorporation (i) to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete the initial Business Combination within 18 months from the closing of the Public Offering (or up to 24 months from the date of closing of the Public Offering in two separate three month extensions subject to satisfaction of certain conditions, including the deposit of $2,000,000 for each three month extension, into the Trust Account, or as extended by the Company’s shareholders in accordance with our amended and restated memorandum and articles of association)) or (ii) with respect to any other provision relating to shareholders’ rights or pre-Business
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
If the Company holds a shareholder vote or there is a tender offer for shares in connection with a Business Combination, a Public Share shareholder will have the right to redeem its shares for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest but less taxes payable and amounts released to the Company for working capital. As a result, such shares of Class A ordinary shares will be recorded at redemption amount and classified as temporary equity upon the completion of the Public Offering, in accordance with Financial Accounting Standards Accounting Standards Board Codification (“FASB ASC 480”), “Distinguishing Liabilities from Equity.” The amount in the Trust Account, upon closing of the Public Offering on October 25, 2021, was initially $10.20 per Public Share ($204,000,000 held in the Trust Account divided by 20,000,000
Class A ordinary shares).
The Company will have 18 months from the closing date of the Public Offering, October 25, 2021, (or up to 24 months as previously described) to complete its initial Business Combination. If the Company does not complete a Business Combination within this period of time, it shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares for a per share pro rata portion of the Trust Account, including interest, but less taxes payable and amounts released to the Company for working capital (less up to $100,000 of such net interest to pay dissolution expenses) and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its creditors and remaining shareholders, as part of its plan of dissolution and liquidation. The initial shareholders have entered into letter agreements with us, pursuant to which they have waived their rights to participate in any redemption with respect to their initial shares; however, if the initial shareholders or any of the Company’s officers, directors or affiliates acquire shares of Class A ordinary shares in or after the Public Offering, they will be entitled to a pro rata share of the Trust Account upon the Company’s redemption or liquidation in the event the Company does not complete a Business Combination within 18 months from the closing of the Public Offering (or 24 months as previously described).

In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the price per Unit (as defined below) in the Public Offering.
Risks and Uncertainties:
COVID-19
—
Management continues to evaluate the impact of the
COVID-19
pandemic on the industry and has concluded that while it is reasonably possible that the virus could have an effect on the Company’s financial position, results of its operations and/or search for a target company and/or a target company’s financial position and results of its operations, the specific impact is not readily determinable as of the date of these condensed financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Conflict in Ukraine
—
In February 2022, the Russian Federation and Belarus commenced a military action against the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. The impact of this action and related sanctions on the world economy are not determinable as of the date of these condensed financial statements.
Liquidity and Going Concern:
Management believes that the funds which the Company has available following the completion of the Public Offering on October 25, 2021, is sufficient at March 31, 2022 to enable it to sustain operations for a period of at least one year after the issuance date these condensed financial statements. However, if the Company cannot complete a Business Combination prior to April 25, 2023, it could be forced to wind up its operations and liquidate unless it receives an extension approval from its shareholders. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. The Company’s plan to deal with this uncertainty to complete a Business Combination prior to April 25, 2023 (or up to October 25, 2023 in two separate three month extensions subject to satisfaction of certain conditions, including the deposit of $2,000,000 for each three month extension, into the Trust Account, or as extended by the Company’s shareholders in accordance with our amended and restated memorandum and articles of association). There is no assurance that the Company’s plans to consummate a Business Combination will be successful or successful within 18 months from the closing of the Public Offering (or 24 months as previously described). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Note 2—Summary of Significant Accounting Policies
Basis of Presentation:
The accompanying unaudited condensed interim financial statements of the Company are presented in U.S. dollars and in conformity with accounting principles generally accepted in the United States of America (“GAAP”) pursuant to the rules and regulations of the Securities and Exchange Commission ( the “SEC”) and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of March 31, 2022, and the results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for a full year.
The accompanying unaudited condensed interim financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s final prospectus dated October 22, 2021 as well as the Company’s Annual Report on Form
10-K
filed on March 16, 2022.
All dollar amounts are rounded to the nearest thousand dollars.
Emerging Growth Company:
The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act, and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.
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

Net Income (Loss) per Ordinary Share:
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
The Company has not considered the effect of the warrants sold in the Public Offering (the “Public Warrants”) and Private Placement to purchase an aggregate of 20,500,000 Class A ordinary shares in the calculation of diluted income (loss) per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted income (loss) per ordinary share is the same as basic income (loss) per ordinary share for the period presented.
At March 31, 2022 the Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata among the two classes of shares. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average number of ordinary shares outstanding during the respective period.
The following table reflects the net income per share after allocating income between the shares based on outstanding shares.

	March 31, 2022
	Class A	Class B
Numerator:
Basic and diluted net income per ordinary share:
Allocation of income – basic and diluted	$2,992,000	$748,000
Denominator:
Basic and diluted weighted average ordinary shares:	20,000,000	5,000,000
Basic and diluted net income per ordinary share	$0.15	$0.15
Cash and cash equivalents:
The Company considers all highly liquid instruments with maturities of three months or less when acquired to be cash equivalents. The Company has no cash equivalents at March 31, 2022 or December 31, 2021.
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
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed as of March 31, 2022, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.
Offering Costs:
The Company complies with the requirements of the FASB ASC
340-10-S99-1
and SEC Staff Accounting Bulletin (SAB) Topic 5A—“Expenses of Offering.” Costs incurred in connection with preparation for the Public Offering were approximately $11,725,000 including approximately $725,000 of Company costs together with $11,000,000 of underwriters’ discount. Such costs have been allocated to equity instruments ($11,234,000) and warrant liability ($491,000), based on their relative values, and charged to equity or expense (in the case of the portion allocated to warrant liability) upon completion of the Public Offering. The Company retained an independent financial advisor in connection with the Public Offering and paid an agreed amount of $175,000 that was included in offering costs, net of full reimbursement by the underwriters’.
Class A Ordinary Shares Subject to Possible Redemption:
All of the 20,000,000 Class A ordinary shares sold on October 25, 2021 as part of a Unit (as defined below) in the Public Offering discussed in Note 3 contain a redemption feature which allows for the redemption of common shares under the Company’s liquidation or tender offer/stockholder approval provisions. In accordance with FASB ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of FASB ASC 480. Although the Company did not specify a maximum redemption threshold, its articles of association provide that in no event will it redeem its Public Shares in an amount that would cause its net tangible assets (tangible assets less intangible assets and liabilities) to be less than $5,000,001. However, because all of the Class A ordinary shares are redeemable, all of the shares are recorded as Class A ordinary shares subject to redemption on the Company’s balance sheet
s
.

The Company recognizes changes immediately as they occur and adjusts the carrying value of the securities at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Class A ordinary shares are affected by adjustments to additional paid-in
capital. Accordingly, at March 31, 2022 and December 31, 2021, 20,000,000 of the 20,000,000 Public Shares were classified outside of permanent equity. Class A ordinary shares subject to redemption consist of:

Gross proceeds of Public Offering	$200,000,000
Less: Proceeds allocated to Public Warrants	(7,900,000)
Offering costs	(11,234,000)
Plus: Remeasurement of carrying value to redemption value	23,134,000

Class A ordinary shares subject to redemption	$204,000,000

Income Taxes:
FASB ASC 740 “Income Taxes” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2022 and December 31, 2021. The Company recognizes interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The Company is considered an exempted Cayman Islands company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period
s
presented.
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
based on whether or not
net-cash
settlement or conversion of the instrument could be required within 12 months of the balance sheet date. There were no derivative financial instruments as of March 31, 2022 and December 31, 2021.

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
Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the date of the balance sheet through the date that the financial statements were issued. All such events that would require adjustment or disclosure in the condensed financial statements have been recognized or disclosed.
Note 3—Public Offering
On October 25, 2021, the Company closed on the Public Offering and sale, including the underwriters’ partial exercise of their over-allotment option, of 20,000,000 units at a price of $10.00 per unit (the “Units”). Each Unit consists of one share of the Company’s Class A ordinary shares, $0.0001 par value, and one-half
of one Public Warrant. Each whole Public Warrant offered in the Public Offering is exercisable to purchase one share of our Class A ordinary shares, See Note 6.
The Company granted the underwriters a
45-day
option to purchase up to 2,625,000 additional Units to cover any over-allotments, at the Public Offering price less the underwriting discounts and commissions. At the closing of the Public Offering on October 25, 2021, the underwriters’ exercised 2,500,000 Units of such over-allotment option. The warrants that were issued in connection with 2,500,000 over-allotment units exercised are identical to the Public Warrants and have no net cash settlement provisions. As discussed further in Note 4, after the closing of the Public Offering on October 25, 2021, 31,250 of the outstanding Class B ordinary shares remained forfeitable and in December 2021 those 31,250 shares were surrendered and retired.
The Company paid an underwriting discount of 2.0% of the per Unit price, $4,000,000, to the underwriters at the closing of the Public Offering and is obligated to pay a deferred underwriting fee of 3.5% of the per Unit price, $7,000,000, upon the completion of the Company’s initial Business Combination.
Note 4—Trust Account and Fair Value Measurement
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

At March 31, 2022 and December 31, 2021, the proceeds of the Trust Account were invested primarily in money market funds meeting certain conditions described above yielding interest of less than 0.1% per year. The Company classifies its U.S. government treasury bills and equivalent securities as held-to-maturity
in accordance with FASB ASC 320, “Investments – Debt and Equity Securities.”
Held-to-maturity
securities are those securities which the Company has the ability and intent to hold until maturity.
Held-to-maturity
U.S. government treasury bills are recorded at amortized cost on the balance sheet
s
and adjusted for the amortization of discounts.
The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. Since all of the Company’s permitted investments at March 31, 2022 and December 31, 2021 consisted of money market funds that invest only in U.S. government treasury bills, fair values of its investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets or liabilities as follows:

Description	Carrying value at March 31, 2022	Gross Unrealized Holding Gains	Quoted Price Prices in Active Markets (Level 1)
Assets:
Money market funds	$204,024,000	$—	$204,024,000

Description	Carrying value at December 30, 2021	Gross Unrealized Holding Gains	Quoted Price Prices in Active Markets (Level 1)
Assets:
Money market funds	$204,004,000	$—	$204,004,000
Note 5—Related party transactions
Founder Shares:
On February 10, 2021, the Sponsor purchased 6,468,750 Class B ordinary shares (the “Founder Shares”) for $25,000 or approximately $0.004 per share (up to 843,750 of which were subject to forfeiture to the extent the underwriters’ over-allotment option was not exercised in full). The Founder Shares are substantially identical to the Class A ordinary shares included in the Units being sold in the Public Offering except that the Founder Shares automatically convert into shares of Class A ordinary shares at the time of the initial Business Combination, or at any time prior thereto at the option of the holder, and are subject to certain transfer restrictions, as described in more detail below. On June 30, 2021, the Sponsor surrendered 2,156,250 Class B ordinary shares for no consideration, resulting in 4,312,500 shares outstanding of which 562,500 were subject to forfeiture in the event the underwriters’ over-allotment option was not exercised. On October 21, 2021, the Company executed a share capitalization that increased the number of Class B ordinary shares outstanding to 5,031,250, 656,250 of which were subject to forfeiture to the extent the underwriters’ over-allotment option was not exercised in full. After the closing of the Public Offering on October 25, 2021, 31,250 of such shares remained forfeitable and were forfeited in December 2021.

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
Private Placement Warrants:
In connection with the closing of the Public Offering on October 25, 2021 (Note 3), the Sponsor purchased from the Company an aggregate of 10,500,000 warrants at a price of $1.00 per warrant (a purchase price of $10,500,000, in the Private Placement which occurred simultaneously with the completion of the Public Offering (the “Private Placement Warrants”). Each Private Placement Warrant entitles the holder to purchase one Class A ordinary shares at $11.50 per share. The purchase price of the Private Placement Warrants was added to the proceeds from the Public Offering, net of expenses of the offering and working capital to be available to the Company, to be held in the Trust Account pending completion of the Company’s initial Business Combination. The Private Placement Warrants (including the Class A ordinary shares issuable upon exercise of the Private Placement Warrants) will not be transferable, assignable or salable until 30 days after the completion of the initial Business Combination and they will be non-redeemable
so long as they are held by the Sponsor or its permitted transferees. If the Private Placement Warrants are held by someone other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. Otherwise, the Private Placement Warrants have terms and provisions that are identical to those of the Public Warrants and have no net cash settlement provisions.
If the Company does not complete a Business Combination, then the proceeds from the sale of the Private Placement Warrants will be part of the liquidating distribution to the Public Share shareholders and the Private Placement Warrants issued to the Sponsor will expire worthless.
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
Registration Rights:
The Company’s initial shareholders and the holders of the Private Placement Warrants are entitled to registration rights pursuant to a registration and shareholder rights agreement executed in connection with the closing of the Public Offering on October 25, 2021. These holders are entitled to make up to three demands, excluding short form registration demands, that the Company register such securities for sale under the Securities Act. In addition, these holders will have “piggy-back” registration rights to include their securities in other registration statements filed by the Company. The Company will bear the expenses incurred in connection with the filing of any such registration statements. There will be no penalties associated with delays in registering the securities under the Public Offering registration and shareholder rights agreement.

Related Party Loans:
In February 2021, the Sponsor agreed to loan the Company an aggregate of $300,000 by drawdowns of not less than $10,000 each against the issuance of an unsecured promissory note (the “Note”) to cover expenses related to the Public Offering. The Note was non-interest
bearing and payable on the earlier of December 31, 2021 or the completion of the Public Offering. The Company borrowed a total of $240,000 under the Note prior to October 25, 2021. Upon the closing of the Public Offering on October 25, 2021, the Note was repaid in full and there was no amount outstanding at March 31, 2022 or December 31, 2021.
Working Capital Loans:
If the Sponsor, an affiliate of the Sponsor or certain of our officers and directors make any working capital loans, up to $1,500,000 of such loans may be converted into warrants, at the price of $1.00 per warrant, at the option of the lender. Such warrants would be identical to the Private Placement Warrants. As of March 31, 2022, the Sponsor has not made any working capital loans to the Company.
Administrative Services Agreement:
The Company has agreed to pay $10,000 a
month to the Sponsor under an Administrative Services Agreement for the services to be provided by one or more investment professionals, creation and maintenance of our website, and miscellaneous additional services. Services commenced on October 21, 2021, the date the Company’s securities were first listed on the NASDAQ Global Market and will terminate upon the earlier of the consummation by the Company of an initial Business Combination or the liquidation of the Company. The Company charged $30,000 and $-0- to operations in the three months ended March 31, 2022 and the period from February 9, 2021 (inception) to March 31, 2021. There were no amounts outstanding as payable at March 31, 2022 and approximately $14,000 included in accrued liabilities at December 31, 2021.
Note 6—Warrant liabilities
At March 31, 2022 and December 31, 2021, the Company had a total of 20,500,000 warrants outstanding, including 10,000,000 Public Warrants and 10,500,000 Private Placement Warrants.
The Company accounts for its warrants outstanding consistent with the “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies” (the “Staff Statement”) issued on April 12, 2021 by the staff (the “Staff”) of the Division of Corporation Finance of the SEC. The Company’s management has evaluated its warrants under ASC Subtopic
815-40,
Contracts in Entity’s Own Equity including the assistance of accounting and valuation consultants and concluded that the Company’s warrants are not indexed to the Company’s shares in the manner contemplated by ASC
Section 815-40-15
because the holder of the instrument is not an input into the pricing of a fixed-for-fixed
option on equity shares. Therefore, the company accounts for its warrants as warrant liabilities.
The Company has recorded approximately $491,000 of costs to the statement
s
of operations at inception of the warrants to reflect an allocation of total offering and issue costs to warrant issuance costs based on the relative fair values of the equity and warrant instruments.
The following table presents information about the Company’s warrant liabilities that are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	March 31, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Warrant Liabilities:
Public Warrants	$3,500,000	$3,500,000	$—	$—
Private Placement Warrants	$3,675,000	$—	$3,675,000	$—

Warrant liabilit ies at March 31, 2022	$7,175,000	$3,500,000	$3,675,000	$—

Description	December 31, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Warrant Liabilities:
Public Warrants	$5,400,000	$5,400,000	$—	$—
Private Placement Warrants	$5,670,000	$—	$5,670,000	$—

Warrant liabilit ies at December 31, 2021	$11,070,000	$5,400,000	$5,670,000	$—

At March 31, 2022 and December 31, 2021, the Company valued its Public Warrants based on publicly observable inputs (Level 1 inputs) from the trading in the Public Warrants in an active market ($0.35 and $0.54, per warrant on March 31, 2022 and December 31, 2021, respectively). Since the Private Placement Warrants are substantially similar to the Public Warrants but do not trade, the Company valued them based on the value of the Public Warrants (significant other observable inputs – Level 2).    The Company is required to record the warrants at fair value at each reporting period, with changes in fair value recognized in the statement
s
of operations.
At inception of the warrants on October 25, 2021, the Company utilized an independent valuation consultant that used a binomial lattice model incorporating the
Cox-Ross-Rubenstein
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
At December 31, 2021, the warrants were reclassified from Level 3 inputs at October 25, 2021 based on the different methodology used at December 31, 2021 as follows: Public Warrants were reclassified from Level 3 inputs to Level 1 inputs and Private Placement Warrants were reclassified from Level 3 inputs to Level 2 inputs. None of the values used at December 31, 2021 are level 3 inputs.
The following table presents the changes in the fair value of warrant liabilities:

	Warrant Liabilities	Public Warrants	Private Placement
Fair value at January 1, 2021	—	—	—
Initial measurement on October 25, 2021	$16,195,000	$7,900,000	$8,295,000
Change in valuation inputs or other assumptions	(5,125,000)	(2,500,000)	(2,625,000)

Fair value at December 31, 2021	$11,070,000	$5,400,000	$5,670,000

Change in valuation inputs or other assumptions	(3,895,000)	(1,900,000)	(1,996,000)

Fair value as of March 31, 2022	$7,175,000	$3,500,000	$3,675,000

Note 7—Shareholders’ Deficit
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

At March 31, 2022 and December 31, 2021 there were 5,000,000 shares of Class B ordinary shares issued and outstanding and no Class A ordinary shares issued or outstanding.
Preferred Shares:
The Company is authorized to issue 1,000,000 preferred shares, par value $0.0001, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2022 and December 31, 2021, there were no preferred shares issued or outstanding.
Note 8—Commitments and Contingencies
Registration Rights:
The Company’s initial shareholders are, and the holders of the Private Placement Warrants will be, entitled to registration rights, as described in Note 4, pursuant to a registration and shareholder rights agreement signed in connection with the Public Offering.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
References to the “Company,” “our,” “us” or “we” refer to Global Technology Acquisition Corp. I. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited interim condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report on Form
10-Q
(the “Quarterly Report”). Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.
Overview
We are a blank check company incorporated on February 9, 2021 as a Cayman Islands exempted company for the purpose of effecting a Business Combination that we have not yet identified. We are an emerging growth company and, as such, we are subject to all of the risks associated with emerging growth companies. We intend to effectuate our initial Business Combination using cash from the proceeds of the Public Offering and the sale of the Private Placement Warrants, our shares, debt or a combination of cash, equity and debt.
The issuance of additional shares in a Business Combination:

•
may significantly dilute the equity interest of investors in the Public Offering, which dilution would increase if the anti-dilution provisions in the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one
basis upon conversion of the Class B ordinary shares;

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

As indicated in the accompanying condensed financial statements, as of March 31, 2022 we had approximately $1,095,000 of cash and approximately $1,334,000 of working capital. Further, we expect to incur significant costs in the pursuit of our initial Business Combination. We cannot assure you that our plans to raise capital or to complete our initial Business Combination will be successful.
Results of Operations and Known Trends or Future Events
Our entire activity from February 9, 2021 (inception) through October 25, 2021, was in preparation for a Public Offering, and since our Public Offering through March 31, 2022, our activity has been limited to the search for a prospective initial Business Combination. We will not generate any operating revenues until the closing and completion of our initial Business Combination.
For the three months ended March 31, 2022, we had net income of approximately $3,740,000, which consisted of an approximately $3,895,000 in change in fair value of derivative warrant liabilities, and approximately $20,000 of interest income on investments held in Trust Account, partly offset by approximately $175,000 of loss from operations. The loss from operations consists primarily of our costs of operating as a public company, as well as costs of searching for a business combination.
For the period from February 9, 2021 (inception) to March 31, 2021, our net loss and loss from operations was $5,000 consisting primarily of formation costs since our activities were primarily devoted to preparation for our Public Offering.
As discussed further in Note 5 to the financial statements (and below), the Company accounts for its outstanding Public Warrants and Private Placement Warrants as derivative liabilities in the accompanying financial statements. As a result, the Company is required to measure the fair value of the Public Warrants and Private Placement Warrants at the end of each reporting period and recognize changes in the fair value from the prior period in the Company’s operating results for each current period.
In addition, since we are organized as an exempt company in the Cayman Islands we are not subject to income tax in either the Cayman Islands or the United States
Liquidity and Going Concern
Our liquidity needs were satisfied prior to the completion of the Public Offering through (i) $25,000 paid by our Sponsor to cover certain of our offering and formation costs in exchange for the issuance of the Founder Shares to our Sponsor and (ii) the receipt of loans to us of up to $300,000 by our Sponsor under an unsecured promissory note. Through closing of the Public Offering on October 25, 2021 we borrowed an aggregate of $240,000 and upon closing of the Public Offering, the entire balance of $240,000 was repaid.

The net proceeds from (i) the sale of the Units in the Public Offering, after deducting offering expenses of approximately $725,000, underwriting commissions of $4,000,000 including the commission on the underwriters’ over-allotment option exercise (excluding deferred underwriting commissions of $7,000,000, including the deferred commission on the underwriters’ over-allotment option), and (ii) the sale of the Private Placement Warrants for a purchase price of $10,500,000 including the amount paid in connection with the underwriters’ over-allotment option exercise were approximately $205,775,000 including the underwriters’ over-allotment option exercise. Of this amount, $204,000,000 was deposited in the Trust Account, which includes the deferred underwriting commissions described above. The proceeds held in the Trust Account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule
2a-7
under the Investment Company Act which invest only in direct U.S. government treasury obligations. The remaining $1,775,000 has not been held in the Trust Account.
We believe that we have sufficient working capital at March 31, 2022 to continue our operations for at least 12 months beyond when we report our current results and likely longer. However, if we cannot complete a Business Combination prior to April 25, 2023, we could be forced to wind up our operations and liquidate unless we receive an extension approval from our shareholders. These conditions raise substantial doubt about our ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. Our plan to deal with this uncertainty to complete a Business Combination prior to April 25, 2023 (or up to October 25, 2023 in two separate three month extensions subject to satisfaction of certain conditions, including the deposit of $2,000,000 for each three month extension, into the Trust Account, or as extended by the Company’s shareholders in accordance with our amended and restated memorandum and articles of association). There is no assurance that our plans to consummate a Business Combination will be successful or successful within 18 months from the closing of the Public Offering (or 24 months as previously described). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable and deferred underwriting commissions) to complete our initial Business Combination. We may withdraw interest income (if any) to pay income taxes, if any. Since we are an exempt Cayman Islands company, we do not expect to pay income taxes in the Cayman Islands or in the United States. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies. Prior to the completion of our initial Business Combination, we had available to us the initial $1,775,000 of proceeds held outside the Trust Account, as well as certain funds from loans from our Sponsor, its affiliates or members of our management team. We are using these funds to primarily identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.
We do not believe we will need to raise additional funds following the Public Offering in order to meet the expenditures required for operating our business prior to our initial Business Combination, other than funds available from loans from our Sponsor, its affiliates or members of our management team. However, if our estimates of the costs of identifying a target business, undertaking in-depth
due diligence and negotiating an initial Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial Business Combination. In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that our initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our initial Business Combination, we do not expect to seek loans from parties other than our Sponsor, its affiliates or our management team as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.
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
Critical Accounting Policies
The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. The Company has identified the following as its critical accounting policies:
Basis of Presentation:
The accompanying unaudited condensed interim financial statements of the Company are presented in GAAP pursuant to the rules and regulations of the SEC and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of March 31, 2022, and the results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for a full year.
The accompanying unaudited condensed interim financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s final prospectus dated October 22, 2021, as well as the Company’s Annual Report on Form
10-K
filed on March 16, 2022.
All dollar amounts are rounded to the nearest thousand dollars.
Emerging Growth Company:
The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act, and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

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
The Company has not considered the effect of the warrants sold in the Public Offering and Private Placement to purchase an aggregate of 20,500,000 Class A ordinary shares in the calculation of diluted income (loss) per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted income (loss) per ordinary share is the same as basic income (loss) per ordinary share for the period presented.
At March 31, 2022 the Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata among the two classes of shares. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average number of ordinary shares outstanding during the respective period.
The following table reflects the net income per share after allocating income between the shares based on outstanding shares.

	March 31, 2022
	Class A	Class B
Numerator:
Basic and diluted net income per ordinary share:
Allocation of income – basic and diluted	$2,992,000	$748,000
Denominator:
Basic and diluted weighted average ordinary shares:	20,000,000	5,000,000
Basic and diluted net income per ordinary share	$0.15	$0.15
Cash and cash equivalents:
The Company considers all highly liquid instruments with maturities of three months or less when acquired to be cash equivalents. The Company has no cash equivalents at March 31, 2022 or December 31, 2021.
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
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed as of March 31, 2022, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.
Offering Costs:
The Company complies with the requirements of the FASB ASC
340-10-S99-1
and SEC Staff Accounting Bulletin (SAB) Topic 5A—“Expenses of Offering.” Costs incurred in connection with preparation for the Public Offering were approximately $11,725,000 including approximately $725,000 of Company costs together with $11,000,000 of underwriters’ discount. Such costs have been allocated to equity instruments ($11,234,000) and warrant liability ($491,000), based on their relative values, and charged to equity or expense (in the case of the portion allocated to warrant liability) upon completion of the Public Offering. The Company retained an independent financial advisor in connection with the Public Offering and paid an agreed amount of $175,000 that was included in offering costs, net of full reimbursement by the underwriters’.

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
The Company recognizes changes immediately as they occur and adjusts the carrying value of the securities at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Class A ordinary shares are affected by adjustments to additional paid-in
capital. Accordingly, at March 31, 2022 and December 31, 2021, 20,000,000 of the 20,000,000 Public Shares were classified outside of permanent equity. Class A ordinary shares subject to redemption consist of:

Gross proceeds of Public Offering	$200,000,000
Less: Proceeds allocated to Public Warrants	(7,900,000)
Offering costs	(11,234,000)
Plus: Accretion of carrying value to redemption value	23,134,000

Class A ordinary shares subject to redemption	$204,000,000

Income Taxes:
FASB ASC 740 “Income Taxes” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2022 and December 31, 2021. The Company recognizes interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The Company is considered an exempted Cayman Islands company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.
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
based on whether or not
net-cash
settlement or conversion of the instrument could be required within 12 months of the balance sheet date. There were no derivative financial instruments as of March 31, 2022 and December 31, 2021.

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
Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the date of the balance sheet through the date that the financial statements were issued. All such events that would require adjustment or disclosure in the condensed financial statements have been recognized or disclosed.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are a smaller reporting company as defined by Rule
12b-2
of the Exchange Act and are not required to provide the information otherwise required under this item. As of March 31, 2022, we were not subject to any market or interest rate risk. The net proceeds of the Public Offering, including amounts in the Trust Account, will be invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule
2a-7
under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.
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
Our management evaluated, with the participation of our current Chief Executive Officer and Chief Financial Officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2022, pursuant to Rule
13a-15(b)
under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were effective at March 31, 2022.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2022, covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART
II-OTHER
INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
Certain factors may have a material adverse effect on our business, financial condition and results of operation. An investment in our securities involves a high degree of risk. You should consider carefully the risks and uncertainties described below, in addition to the other information contained herein and our other filings with the SEC, including our financial statements and related notes herein and our other filings with the SEC. In addition to the information set forth in this Quarterly Report, you should carefully consider the risk factors and other cautionary statements described under the heading “Risk Factors” included in our Annual Report on Form
10-K
for the fiscal year ended December
 31, 2021, filed with the SEC on March
 16, 2022, which could materially affect our businesses, financial condition, or future results. As of the date of this Quarterly Report, there have been no material changes in our risk factors from those described in our Form
10-K,
except for the below risk factors. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC
.
Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.
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
On March 30, 2022, the SEC issued proposed rules that would, among other items, impose additional disclosure requirements in initial public offerings by special purpose acquisition companies (“SPACs”) and business combination transactions involving SPACs and private operating companies; amend the financial statement requirements applicable to business combination transactions involving such companies; update and expand guidance regarding the general use of projections in SEC filings, as well as when projections are disclosed in connection with proposed business combination transactions; increase the potential liability of certain participants in proposed business combination transactions; and impact the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our business, including our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.
Our proximity to our liquidation date expresses substantial doubt about our ability to continue as a “going concern.”
In connection with the Company’s assessment of going concern considerations in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after April 25, 2023. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.
If we do not consummate an initial Business Combination by April 25, 2023 (or up to October 25, 2023 in two separate three month extensions subject to satisfaction of certain conditions, including the deposit of $2,000,000 for each three month extension, into the Trust Account, or as extended by the Company’s shareholders in accordance with our amended and restated memorandum and articles of association) we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors in accordance with applicable law, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and other requirements of applicable law.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
.
Not applicable.
Item 5. Other Information.
None.

Item 6.	Exhibits.

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Dated: May 16, 2022		GLOBAL TECHNOLOGY ACQUISITION CORP. I

	By:	/s/ Arnau Porto Dolc
	Name:	Arnau Porto Dolc
	Title:	Chief Executive Officer

Dated: May 16, 2022		GLOBAL TECHNOLOGY ACQUISITION CORP. I

	By:	/s/ Claudia Gast
	Name:	Claudia Gast
	Title:	Chief Financial Officer