Form 10-Q
period 2022-06-30
Global Technology Acquisition Corp. I
filed 2022-08-15
CIK 1848821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
12b-2
of the Exchange Act).    Yes  ☒    No  ☐
As of
 August

1
5
,
2022, 20,000,000 Class A ordinary shares, par value $0.0001 per share, and 5,000,000 Class B ordinary shares, par value $0.0001 per share, were issued and o utstanding, respectively.

GLOBAL TECHNOLOGY ACQUISITION CORP. I
Form
10-Q
For the Quarter Ended June 30, 2022

		Page
PART I – FINANCIAL INFORMATION		1

Item 1.	Condensed Financial Statements	1

	Condensed Balance Sheets as of June 30, 2022 (unaudited) and December 31, 2021	1

	Unaudited Condensed Statements of Operations for the three and six months ended June 30, 2022, the three months ended June 30, 2021 and for the period from February 9, 2021 (inception) to June 30, 2021	2

	Unaudited Condensed Statements of Changes in Shareholders’ Equity for the three and six months ended June 30, 2022, the three months ended June 30, 2021 and for the period from February 9, 2021 (inception) to June 30, 2021	3

	Unaudited Condensed Statements of Cash Flows for the six months ended June 30, 2022 and for the period from February 9, 2021 (inception) to June 30, 2021	5

	Notes to Condensed Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures	26

PART II – OTHER INFORMATION		27

Item 1.	Legal Proceedings	27

Item 1A.	Risk Factors	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3.	Defaults Upon Senior Securities	27

Item 4.	Mine Safety Disclosures	27

Item 5.	Other Information	27

Item 6.	Exhibits	27

Signatures		29

PART I. FINANCIAL INFORMATION
Item 1. Condensed Financial Statements
GLOBAL TECHNOLOGY ACQUISITION CORP. I
CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(unaudited)	(audited)
ASSETS
Current assets:
Cash	$1,011,000	$1,326,000
Prepaid expenses	314,000	409,000

Total current assets	1,325,000	1,735,000
Non-current asset – Investments held in Trust Account	204,300,000	204,004,000

Total assets	$205,625,000	$205,739,000

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable, including approximately $70,000 of offering costs	112,000	147,000
Accrued liabilities	47,000	79,000

Total current liabilities	159,000	226,000
Other liabilities:
Warrant liabilities	3,075,000	11,070,000
Deferred underwriting compensation	7,000,000	7,000,000

Total liabilities	10,234,000	18,296,000
Commitments and Contingencies (see Note 7)
Class A ordinary shares subject to possible redemption: 20,000,000 shares (at $10.22 per share at June 30, 2022 and $10.20 per share at December 31, 2021)	204,300,000	204,000,000
SHAREHOLDERS’ DEFICIT:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized, none issued or outstanding (excluding 20,000,000 shares subject to possible redemption) as of June 30, 2022 and December 31, 2021	—	—
Class A ordinary shares, $0.0001 par value, 200,000,000 authorized shares, none issued or outstanding	—	—
Class B ordinary shares, $0.0001 par value, 20,000,000 authorized shares, 5,000,000 shares issued and outstanding, at June 30, 2022 and December 31, 2021 ($500, rounded to $1,000 and $1,000)	1,000	1,000
Additional paid-in-capital	—	—
Accumulated deficit	(8,910,000)	(16,558,000)

Total shareholders’ deficit	(8,909,000)	(16,557,000)

Total liabilities and shareholders’ deficit	$205,625,000	$205,739,000

See accompanying notes to unaudited condensed financial statements

GLOBAL TECHNOLOGY ACQUISITION CORP. I
CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended June 30, 2022	For the three months ended June 30, 2021	For the six months ended June 30, 2022	For the period from February 9, 2021 (inception) to June 30, 2021
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

General and administrative expenses	$167,000	$49,000	$343,000	$54,000

Loss from operations	(167,000)	(49,000)	(343,000)	(54,000)

Other income:
Interest income on Trust Account	275,000	—	296,000	—
Change in fair value of warrant liability	4,100,000	—	7,995,000	—

Total other income	4,375,000	—	8,291,000	—

Net income (loss)	$4,208,000	$(49,000)	$7,948,000	$(54,000)

Weighted average Class A ordinary shares outstanding - basic and diluted	20,000,000	—	20,000,000	—

Net income (loss) per Class A ordinary share – basic and diluted	$0.17	$—	$0.32	$—

Weighted average Class B ordinary shares outstanding – basic and diluted	5,000,000	3,750,000	5,000,000	3,750,000

Net income (loss) per Class B ordinary share – basic and diluted	$0.17	$(0.01)	$0.32	$(0.01)

See accompanying notes to unaudited condensed financial statements

GLOBAL TECHNOLOGY ACQUISITION CORP. I
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
For the three months ended June 30, 2022:

	Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, March 31, 2022 (unaudited)	5,000,000	1,000	—	(12,818,000)	(12,817,000)

Accretion in value of Class A ordinary shares subject to redemption	—	$—	$—	$(300,000)	$(300,000)
Net income	—	—	—	4,208,000	4,208,000

Balance, June 30, 2022 (unaudited)	5,000,000	$1,000	$—	$(8,910,000)	$(8,909,000)

For the six months ended June 30, 2022:

	Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2021 (audited)	5,000,000	1,000	—	(16,558,000)	(16,557,000)

Accretion in value of Class A ordinary shares subject to redemption	—	$—	$—	$(300,000)	$(300,000)
Net income	—	—	—	7,948,000	7,948,000

Balance, June 30, 2022 (unaudited)	5,000,000	$1,000	$—	$(8,910,000)	$(8,909,000)

See accompanying notes to unaudited condensed financial statements

GLOBAL TECHNOLOGY ACQUISITION CORP. I
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

For the three months ended June 30, 2021:

	Class B Ordinary Shares (1)		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, March 31, 2021 (unaudited)	5,000,000	$1,000	$24,000	$(5,000)	$20,000
Net loss	—	—	—	(49,000)	(49,000)

Balance, June 30, 2021 (unaudited)	5,000,000	$1,000	$24,000	$(54,000)	$(29,000)

For the period from February 9, 2021 (inception) to
June 30, 2021:

	Class B Ordinary Shares (1)		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, February 9, 2021 (inception)	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor at approximately $0.005 per share (1)	5,000,000	1,000	24,000	—	25,000
Net loss	—	—	—	(54,000)	(54,000)

Balance, June 30, 2021 (unaudited)	5,000,000	$1,000	$24,000	$(54,000)	$(29,000)

(1)
Share amounts have been retroactively restated to reflect the surrender of 2,156,250 Class B ordinary shares by the
Sponsor on June 30, 2021 which reduced Class B ordinary shares outstanding (see Note
5
) and the share recapitalization on October 21, 2021 which increased Class B ordinary shares outstanding to 5,031,250 shares and the forfeiture of 31,250 Class B ordinary shares in December 2021 resulting from the underwriters’ partial exercise of their overallotment option.

See accompanying notes to unaudited condensed financial statements

GLOBAL TECHNOLOGY ACQUISITION CORP. I
CONDENSED STATEMENTS OF CASH FLOWS

	For the Six months ended June 30, 2022	For the period from February 9, 2021 (inception) to June 30, 2021
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income (loss)	$7,948,000	$(54,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Payment by Founders of formation costs	—	5,000
Income from cash and investments held in Trust Account	(296,000)	—
Change in fair value of warrant liability	(7,995,000)	—
Changes in operating assets and liabilities:
Decrease in prepaid expenses	95,000	—
(Decrease) increase in accounts payable	(35,000)	4,000
Decrease in accrued liabilities	(32,000)	—

Net cash used in operating activities	(315,000)	(45,000)

Cash flows from financing activities:
Proceeds from Sponsor Note	—	170,000
Payment of deferred offering costs	—	(64,000)

Net cash provided by financing activities	—	106,000
Net change in cash	(315,000)	61,000
Cash at beginning of period	1,326,000	—

Cash at end of period	$1,011,000	$61,000

Supplemental disclosure of non-cash financing activities:
Sale of 6,468,750 of Class B ordinary shares to Founders and deposited with counsel for formation and deferred offering costs	$—	$25,000

Payment by Founders of deferred offering costs	$—	$20,000

Deferred offering costs included in accounts payable and accrued liabilities	$—	$281,000

See accompanying notes to unaudited condensed financial statements

GLOBAL TECHNOLOGY ACQUISITION CORP. I
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1—Description of Organization, Business Operations and Liquidity
Organization and General:
Global Technology Acquisition Corp. I (the “Company”) was incorporated in the Cayman Islands as an exempted company on
February 9, 2021
. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, or the “Securities Act,” as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”).
At June 30, 2022, the Company had not commenced any operations. All activity for the period from February 9, 2021 (inception) to June 30, 2022 relates to the Company’s formation and the initial public offering (“Public Offering”) described below and, subsequent to the Public Offering, identifying and completing a suitable Business Combination. The Company will not generate any operating revenues until after completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering.
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
If the Company holds a shareholder vote or there is a tender offer for shares in connection with a Business Combination, a Public Share shareholder will have the right to redeem its shares for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest but less taxes payable and amounts released to the Company for working capital. As a result, such shares of Class A ordinary shares are recorded at redemption amount and classified as temporary equity upon the completion of the Public Offering, in accordance with Financial Accounting Standards Accounting Standards Board Codification (“FASB ASC 480”), “Distinguishing Liabilities from Equity.” The amount in the Trust Account, upon closing of the Public Offering on October 25, 2021, was initially $10.20 per Public Share ($204,000,000 held in the Trust Account divided by 20,000,000 Class A ordinary shares).
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
Liquidity and Going Concern:
Management believes that the funds which the Company has available following the completion of the Public Offering on October 25, 2021, is sufficient at June 30, 2022 to enable it to sustain operations for a period of at least one year after the issuance date of these condensed financial statements. However, if the Company cannot complete a Business Combination prior to April 25, 2023, it could be forced to wind up its operations and liquidate unless it receives an extension approval from its shareholders. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. The Company’s plan to deal with this uncertainty is to complete a Business Combination prior to April 25, 2023 (or up to October 25, 2023 in two separate three month extensions subject to satisfaction of certain conditions, including the deposit of
$2,000,000 for each three month extension, into the Trust Account, or as extended by the Company’s shareholders in accordance with the Company’s
amended and restated memorandum and articles of association). There is no assurance that the Company’s plans to consummate a Business Combination will be successful or successful within 18 months from the closing of the Public Offering (or 24 months as previously described). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Note 2—Summary of Significant Accounting Policies
Basis of Presentation:
The accompanying unaudited condensed interim financial statements of the Company are presented in U.S. dollars and in conformity with accounting principles generally accepted in the United States of America (“GAAP”) pursuant to the rules and regulations of the Securities and Exchange Commission ( the “SEC”), specifically Article 8.03 of regulation S-X, and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of June 30, 2022, and the results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for a full year.
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
The Company has not considered the effect of the warrants sold in the Public Offering (the “Public Warrants”) and Private Placement to purchase an aggregate of 20,500,000 Class A ordinary shares in the calculation of diluted income (loss) per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted income (loss) per ordinary share is the same as basic income (loss) per ordinary share for the periods presented.
At June 30, 2022 the Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata among the two classes of shares. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average number of ordinary shares outstanding during the respective period.
The following table reflects the net income per share after allocating income between the shares based on outstanding shares.

	For the three months ended June 30, 2022		For the six months ended June 30, 2022
	Class A	Class B	Class A	Class B
Numerator:
Allocation of income – basic and diluted	3,366,000	842,000	6,358,000	1,590,000
Denominator:
Basic and diluted weighted average ordinary shares outstanding	20,000,000	5,000,000	20,000,000	5,000,000

Basic and diluted net income per ordinary share	$0.17	$0.17	$0.32	$0.32

The Company did not have two classes of shares outstanding during the periods ended June 30, 2021 and therefore net loss of approximately $49,000 and $54,000, respectively, in the three months ended June 30, 2021 and the period from February 9, 2021 (inception) to June 30
,
2021 was allocated 100% to Class B shareholders, net of shares that were subject to forfeiture, leading to net loss per share in
that period of $0.01 and $0.01 respectively.
Investments held in Trust Account:
The Company complies with FASB ASC 820, “Fair Value Measurements,” for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.
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
The Company classifies its U.S. government treasury bills and equivalent securities as held-to-maturity in accordance with FASB ASC 320, “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity U.S. government treasury bills are recorded at amortized cost on the balance sheets and adjusted for the amortization of discounts.
Cash and cash equivalents:
The Company considers all highly liquid instruments with maturities of three months or less when acquired to be cash equivalents. The Company has no cash equivalents at June 30, 2022 or December 31, 2021.
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
Financial Instruments:
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheets, primarily due to their short-term nature.
Fair Value Measurements:
The Company complies with FASB ASC 820, “Fair Value Measurements and Disclosures,” for its financial assets and liabilities that are re-measured
and reported at fair value at each reporting period, and
non-financial
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
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed as of June 30, 2022, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

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
Class A Ordinary Shares Subject to Possible Redemption:
All of the 20,000,000 Class A ordinary shares sold on October 25, 2021 as part of a Unit (as defined below) in the Public Offering discussed in Note 3 contain a redemption feature which allows for the redemption of common shares under the Company’s liquidation or tender offer/stockholder approval provisions. In accordance with FASB ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of FASB ASC 480. Although the Company did not specify a maximum redemption threshold, its articles of association provide that in no event will it redeem its Public Shares in an amount that would cause its net tangible assets (tangible assets less intangible assets and liabilities) to be less than $5,000,001. However, because all of the Class A ordinary shares are redeemable, all of the shares are recorded as Class A ordinary shares subject to redemption on the Company’s balance sheets.
The Company recognizes changes immediately as they occur and adjusts the carrying value of the securities at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Class A ordinary shares are affected by adjustments to additional paid-in
capital
. Accordingly, at June 30, 2022 and December 31, 2021, 20,000,000 of the 20,000,000 Public Shares were classified outside of permanent equity. Class A ordinary shares subject to redemption consist of:

Gross proceeds of Public Offering	$200,000,000
Less: Proceeds allocated to Public Warrants	(7,900,000)
Offering costs	(11,234,000)
Plus: Remeasurement of carrying value to redemption value at Public Offering date	23,134,000
Remeasurement of carrying value to redemption value at June 30, 2022	300,000

Class A ordinary shares subject to redemption	$204,300,000

Income Taxes:
FASB ASC 740 “Income Taxes” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2022 and December 31, 2021. The Company recognizes interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued fo
r the p
ayment
of
interest and penalties at June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The Company is considered an exempted Cayman Islands company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.
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

Derivative Financial Instruments:
The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with FASB ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value upon issuance, and the liability is then re-valued
at each reporting date, as determined by the Company based upon a valuation report obtained from its independent third-party valuation firm, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheets as current or non-current
based on whether or not
net-cash
settlement or conversion of the instrument could be required within 12 months of the balance sheet date. There were no derivative financial instruments as of June 30, 2022 and December 31, 2021.
Recent Accounting Pronouncements:
In August 2020, the FASB issued ASU
2020-06,
Debt — Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic
815-40)
(“ASU
2020-06”)
to simplify accounting for certain financial instruments. ASU
2020-06
eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU
2020-06
amends the diluted earnings per share guidance, including the requirement to use the if-converted
method for all convertible instruments. ASU
2020-06
is effective January 1, 202
4
 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently evaluating the impact that the pronouncement will have on the financial statements.
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

The Company paid an underwriting discount of 2.0% of the per Unit price, $4,000,000, to the underwriters at the closing of the Public Offering and is obligated to pa
y a deferred underwriting fee of 3.5% of the per Unit price, $7,000,000, upon the completion of the Company’s initial Business Combination.
Note 4—Trust Account and Fair Value Measurement
At June 30, 2022 and December 31, 2021, the proceeds of the Trust Account were invested primarily in money market funds meeting certain conditions described above.
The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. Since all of the Company’s permitted investments at June 30, 2022 and December 31, 2021 consisted of money market funds that invest only in U.S. government treasury bills, fair values of its investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets or liabilities as follows:

Description	Quoted Price Prices in Active Markets (Level 1)
Assets:
Money market funds	$204,300,000

Description	Quoted Price Prices in Active Markets (Level 1)
Assets:
Money market funds	$204,004,000
Note 5—Related party transactions
Founder Shares:
On February 10, 2021, the Sponsor purchase
d
6,468,750
Class B ordinary shares (the “Founder Shares”) for $
25,000
or approximately $
0.004
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
In addition, if (x) the Company issues additional shares of Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Company’s
initial stockholders or their affiliates or
the Company’s
anchor investor, without taking into account any Founder Shares or warrants held by the Company’s
initial stockholders or such affiliates, as applicable, or our anchor investor, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the greater of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.

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
Related Party Loans:
In February 2021, the Sponsor agreed to loan the Company an aggregate of $300,000 by drawdowns of not less than $10,000 each against the issuance of an unsecured promissory note (the “Note”) to cover expenses related to the Public Offering. The Note was non-interest
bearing and payable on the earlier of December 31, 2021 or the completion of the Public Offering. The Company borrowed a total of $240,000 under the Note prior to October 25, 2021. Upon the closing of the Public Offering on October 25, 2021, the Note was repaid in full and there was no amount outstanding at June 30, 2022 or
December 31, 2021
.
Working Capital Loans:
If the Sponsor, an affiliate of the Sponsor or certain of
the Company’s
officers and directors make any working capital loans, up to $1,500,000 of such loans may be converted into warrants, at the price of $1.00 per warrant, at the option of the lender. Such warrants would be identical to the Private Placement Warrants. As of
June 30, 2022 and December 31, 2021, the Sponsor has not made any working capital loans to the Company.
Administrative Services Agreement:
The Company has agreed to pay $10,000 a month to the Sponsor under an Administrative Services Agreement for the services to be provided by one or more investment professionals, creation and maintenance of the Company’s
website, and miscellaneous additional services. Services commenced on October 21, 2021, the date the Company’s securities were first listed on the NASDAQ Global Market and will terminate upon the earlier of the consummation by the Company of an initial Business Combination or the liquidation of the Company. The Company charged $60,000 and
$-0-
to operations in the six months ended June 30, 2022 and the period from February 9, 2021 (inception) to June 30, 2021. There was approximately $10,000 and $14,000, respectively, included in accrued liabilities at June 30, 2022 and December 31, 2021.
Note 6—Warrant liabilities
At June 30, 2022 and December 31, 2021, the Company had a total of 20,500,000 warrants outstanding, including 10,000,000 Public Warrants and 10,500,000 Private Placement Warrants.
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
The Company has recorded approximately $491,000 of costs to the statements of operations at inception of the warrants to reflect an allocation of total offering and issue costs to warrant issuance costs based on the relative fair values of the equity and warrant instruments.

The following table presents information about the Company’s warrant liabilities that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	June 30, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Warrant Liabilities :
Public Warrants	$1,500,000	$1,500,000	$—	$—
Private Placement Warrants	$1,575,000	$—	$1,575,000	$—

Warrant liabilities at June 30, 2022	$3,075,000	$1,500,000	$1,575,000	$—

Description	December 31, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)

Warrant Liabilities :
Public Warrants	$5,400,000	$5,400,000	$—	$—
Private Placement Warrants	$5,670,000	$—	$5,670,000	$—

Warrant liabilities at December 31, 2021	$11,070,000	$5,400,000	$5,670,000	$—

At June 30, 2022 and December 31, 2021, the Company valued its Public Warrants based on publicly observable inputs (Level 1 inputs) from the trading in the Public Warrants in an active market ($0.15 and $0.54, per warrant on June 30, 2022 and December 31, 2021, respectively). Since the Private Placement Warrants are substantially similar to the Public Warrants but do not trade, the Company valued them based on the value of the Public Warrants (significant other observable inputs – Level 2). The Company is required to record the warrants at fair value at each reporting period, with changes in fair value recognized in the statements of operations.
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

The following table presents the changes in the fair value of warrant liabilities:

	Warrant Liabilities	Public Warrants	Private Placement
Fair value at January 1, 2021	—	—	—
Initial measurement on October 25, 2021	$16,195,000	$7,900,000	$8,295,000
Change in valuation inputs or other assumptions	(5,125,000)	(2,500,000)	(2,625,000)

Fair value at December 31, 2021	$11,070,000	$5,400,000	$5,670,000

Change in valuation inputs or other assumptions	(7,995,000)	(3,900,000)	(4,095,000)

Fair value as of June 30, 2022	$3,075,000	$1,500,000	$1,575,000

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
At June 30, 2022 and December 31, 2021 there were 5,000,000 shares of Class B ordinary shares issued and outstanding and no Class A ordinary shares issued or outstanding (excluding 20,000,000
shares subject to possible redemption) as of June 30, 2022 and December 31, 2021.
Preferred Shares:
The Company is authorized to issue 1,000,000 preferred shares, par value $0.0001, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2022 and December 31, 2021, there were no preferred shares issued or outstanding.
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

As indicated in the accompanying condensed financial statements, as of June 30, 2022 we had approximately $1,011,000 of cash and approximately $1,166,000 of working capital. Further, we expect to incur significant costs in the pursuit of our initial Business Combination. We cannot assure you that our plans to raise capital or to complete our initial Business Combination will be successful.
Results of Operations and Known Trends or Future Events
Our entire activity from February 9, 2021 (inception) through October 25, 2021, was in preparation for a Public Offering, and since our Public Offering through June 30, 2022, our activity has been limited to the search for a prospective initial Business Combination. We will not generate any operating revenues until the closing and completion of our initial Business Combination.
For the three and six months ended June 30, 2022, we had net income of approximately $4,208,000
and
$7,948,000, respectively, which consisted of an approximately $4,100,000 and $7,995,000, respectively, in change in fair value of derivative warrant liabilities, and approximately $275,000 and 296,000, respectively, of interest income on investments held in Trust Account, partly offset by approximately $167,000 and $343,000, respectively, of loss from operations. The loss from operations consists primarily of our costs of operating as a public company, as well as costs of searching for a business combination.
For the three months ended June 30, 2021 and the period from February 9, 2021 (inception) to June 30, 2021, our net loss and loss from operations was $49,000 and $54,000, respectively, consisting primarily of formation costs since our activities were primarily devoted or organizational activities and those activities necessary to preparation for our Public Offering.
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
We believe that we have sufficient working capital at June 30, 2022 to continue our operations for at least 12 months beyond when we report our current results and likely longer. However, if we cannot complete a Business Combination prior to April 25, 2023, we could be forced to wind up our operations and liquidate unless we receive an extension approval from our shareholders. These conditions raise substantial doubt about our ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. Our plan to deal with this uncertainty is to complete a Business Combination prior to April 25, 2023 (or up to October 25, 2023 in two separate three month extensions subject to satisfaction of certain conditions, including the deposit of $2,000,000 for each three month extension, into the Trust Account, or as extended by the Company’s shareholders in accordance with our amended and restated memorandum and articles of association). There is no assurance that our plans to consummate a Business Combination will be successful or successful within 18 months from the closing of the Public Offering (or 24 months as previously described). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
The Company has not considered the effect of the warrants sold in the Public Offering and Private Placement to purchase an aggregate of 20,500,000 Class A ordinary shares in the calculation of diluted income (loss) per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted income (loss) per ordinary share is the same as basic income (loss) per ordinary share for the periods presented.
At June 30, 2022 the Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata among the two classes of shares. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average number of ordinary shares outstanding during the respective period.
The following table reflects the net income per share after allocating income between the shares based on outstanding shares.

	For the three months ended June 30, 2022		For the six months ended June 30, 2022
	Class A	Class B	Class A	Class B
Numerator:
Allocation of income – basic and diluted	3,366,000	842,000	6,358,000	1,590,000
Denominator:
Basic and diluted weighted average ordinary shares outstanding	20,000,000	5,000,000	20,000,000	5,000,000

Basic and diluted net income per ordinary share	$0.17	$0.17	$0.32	$0.32

The Company did not have two classes of shares outstanding during the periods ended June 30, 2021 and therefore net loss of approximately $49,000 and $54,000, respectively, in the three months ended June 30, 2021 and the period from February 9, 2021 (inception) to June 30, 2021 was allocated 100% to Class B shareholders, net of shares that were subject to forfeiture, leading to net loss per share in that period of $0.01 and $0.01 respectively.
Investments held in Trust Account:
The Company complies with FASB ASC 820, “Fair Value Measurements,” for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.
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
The Company classifies its U.S. government treasury bills and equivalent securities as held-to-maturity in accordance with FASB ASC 320, “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity U.S. government treasury bills are recorded at amortized cost on the balance sheets and adjusted for the amortization of discounts.
Cash and cash equivalents:
The Company considers all highly liquid instruments with maturities of three months or less when acquired to be cash equivalents. The Company has no cash equivalents at June 30, 2022 or December 31, 2021.
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
Financial Instruments:
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheets, primarily due to their short-term nature.
Fair Value Measurements:
The Company complies with FASB ASC 820, “Fair Value Measurements and Disclosures,” for its financial assets and liabilities that are re-measured
and reported at fair value at each reporting period, and
non-financial
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
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed as of June 30, 2022, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

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
Class A Ordinary Shares Subject to Possible Redemption:
All of the 20,000,000 Class A ordinary shares sold on October 25, 2021 as part of a Unit in the Public Offering discussed in Note 3 contain a redemption feature which allows for the redemption of common shares under the Company’s liquidation or tender offer/stockholder approval provisions. In accordance with FASB ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of FASB ASC 480. Although the Company did not specify a maximum redemption threshold, its articles of association provide that in no event will it redeem its Public Shares in an amount that would cause its net tangible assets (tangible assets less intangible assets and liabilities) to be less than $5,000,001. However, because all of the Class A ordinary shares are redeemable, all of the shares are recorded as Class A ordinary shares subject to redemption on the Company’s balance sheets.
The Company recognizes changes immediately as they occur and adjusts the carrying value of the securities at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Class A ordinary shares are affected by adjustments to additional paid-in
capital. Accordingly, at June 30, 2022 and December 31, 2021, 20,000,000 of the 20,000,000 Public Shares were classified outside of permanent equity. Class A ordinary shares subject to redemption consist of:

Gross proceeds of Public Offering	$200,000,000
Less: Proceeds allocated to Public Warrants	(7,900,000)
Offering costs	(11,234,000)
Plus: Remeasurement of carrying value to redemption value at Public Offering date	23,134,000
Remeasurement of carrying value to redemption value at June 30, 2022	300,000

Class A ordinary shares subject to redemption	$204,300,000

Derivative Financial Instruments:
The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with FASB ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value upon issuance, and the liability is then re-valued
at each reporting date, as determined by the Company based upon a valuation report obtained from its independent third-party valuation firm, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheets as current or non-current
based on whether or not
net-cash
settlement or conversion of the instrument could be required within 12 months of the balance sheet date. There were no derivative financial instruments as of June 30, 2022 and December 31, 2021.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are a smaller reporting company as defined by Rule
12b-2
of the Exchange Act and are not required to provide the information otherwise required under this item. As of June 30, 2022, we were not subject to any market or interest rate risk. The net proceeds of the Public Offering, including amounts in the Trust Account, will be invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule
2a-7
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
Our management evaluated, with the participation of our current Chief Executive Officer and Chief Financial Officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2022, pursuant to Rule
13a-15(b)
under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were effective at June 30, 2022.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2022, covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
10-K
for the fiscal year ended December
 31, 2021, filed with the SEC on March
 16, 2022, and our Quarterly Report on Form
10-Q
for the three months ended March
 31, 2022, filed with the SEC on May
 16, 2022 (“Q1 10Q”) which could materially affect our businesses, financial condition, or future results. As of the date of this Quarterly Report, there have been no material changes in our risk factors from those described in our Form
10-K
and Q1
10-Q.
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

Dated: August 15, 2022	GLOBAL TECHNOLOGY ACQUISITION CORP. I

	By:	/s/ Arnau Porto Dolc
	Name:	Arnau Porto Dolc
	Title:	Chief Executive Officer

Dated: August 15, 2022	GLOBAL TECHNOLOGY ACQUISITION CORP. I

	By:	/s/ Claudia Gast
	Name:	Claudia Gast
	Title:	Chief Financial Officer