Form 10-Q
period 2022-09-30
Global Technology Acquisition Corp. I
filed 2022-11-08
CIK 1848821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

GLOBAL TECHNOLOGY ACQUISITION CORP. I
(Exact name of registrant as specified in its charter)

(Exact name of registrant as specified in its charter)

Cayman Islands	001-40948	66-0969672
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(IRS Employer Identification No.)

19 W 24th St. 10th Floor New York , New York		10010
(Address Of Principal Executive Offices)		(Zip Code)
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
of the Exchange Act).    Yes  ☒    No  ☐
As of November 8, 2022, 20,000,000 Class A ordinary shares, par value $0.0001 per share, and 5,000,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

GLOBAL TECHNOLOGY ACQUISITION CORP. I

Form 10-Q

For the Quarter Ended September 30, 2022

		Page
PART I – FINANCIAL INFORMATION		1

Item 1.	Condensed Financial Statements	1

	Condensed Balance Sheets as of September 30, 2022 (unaudited) and December 31, 2021	1

	Unaudited Condensed Statements of Operations for the three and nine months ended September 30, 2022, the three months ended September 30, 2021 and for the period from February 9, 2021 (inception) to September 30, 2021	2

	Unaudited Condensed Statements of Changes in Shareholders’ Equity for the three and nine months ended September 30, 2022, the three months ended September 30, 2021 and for the period from February 9, 2021 (inception) to September 30, 2021	3

	Unaudited Condensed Statements of Cash Flows for the nine months ended September 30, 2022 and for the period from February 9, 2021 (inception) to September 30, 2021	5

	Notes to Condensed Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	25

PART II – OTHER INFORMATION		26

Item 1.	Legal Proceedings	26

Item 1A.	Risk Factors	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3.	Defaults Upon Senior Securities	26

Item 4.	Mine Safety Disclosures	26

Item 5.	Other Information	26

Item 6.	Exhibits	26

Signatures		28

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements
GLOBAL TECHNOLOGY ACQUISITION CORP. I
CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Current assets:

Cash	$912,000	$1,326,000
Prepaid expenses	237,000	409,000

Total current assets	1,149,000	1,735,000
Non-current asset – Investments held in Trust Account	205,220,000	204,004,000

Total assets	$206,369,000	$205,739,000

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable, including approximately $70,000 of offering costs	94,000	147,000
Accrued liabilities	54,000	79,000

Total current liabilities	148,000	226,000
Other liabilities:
Warrant liabilities	3,280,000	11,070,000
Deferred underwriting compensation	7,000,000	7,000,000

Total liabilities	10,428,000	18,296,000
Commitments and Contingencies (see Note 7)
Class A ordinary shares subject to possible redemption: 20,000,000 shares (at $10.26 and $10.20 per share at September 30, 2022 and December 31, 2021, respectively)	205,220,000	204,000,000

SHAREHOLDERS’ DEFICIT:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized, none issued or outstanding (excluding 20,000,000 shares subject to possible redemption) as of September 30, 2022 and December 31, 2021	—	—
Class A ordinary shares, $0.0001 par value, 200,000,000 authorized shares, none issued or outstanding	—	—
Class B ordinary shares, $0.0001 par value, 20,000,000 authorized shares, 5,000,000 shares issued and outstanding, at September 30, 2022 and December 31, 2021 ($500, rounded to $1,000 and $1,000)	1,000	1,000
Additional paid-in-capital	—	—
Accumulated deficit	(9,280 ,000)	(16,558,000)

Total shareholders’ deficit	(9,279,000)	(16,557,000)

Total liabilities and shareholders’ deficit	$206,369,000	$205,739,000

See accompanying notes to unaudited condensed financial statements

GLOBAL TECHNOLOGY ACQUISITION CORP. I
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended September 30, 2022	For the three months ended September 30, 2021	For the nine months ended September 30, 2022	For the period from February 9, 2021 (inception) to September 30, 2021

General and administrative expenses	$166,000	$37,000	$509,000	$91,000

Loss from operations	(166,000)	(37,000)	(509,000)	(91,000)

Other income:
Interest income on Trust Account	921,000	—	1,216,000	—
Change in fair value of warrant liability	(205,000)	—	7,790,000	—

Total other income	716,000	—	9,006,000	—

Net income (loss)	$550,000	$(37,000)	$8,497,000	$(91,000)

Weighted average Class A ordinary shares outstanding - basic and diluted	20,000,000	—	20,000,000	—

Net income (loss) per Class A ordinary share – basic and diluted	$0.02	$—	$0.34	$—

Weighted average Class B ordinary shares outstanding – basic and diluted	5,000,000	4,375,000	5,000,000	4,375,000

Net income (loss) per Class B ordinary share – basic and diluted	$0.02	$(0.01)	$0.34	$(0.02)

See accompanying notes to unaudited condensed financial statements

GLOBAL TECHNOLOGY ACQUISITION CORP. I
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
For the three months ended September 30, 2022:

	Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount
Balance, June 30, 2022	5,000,000	$1,000	$—	$(8,910,000)	$(8,909,000)
Accretion in value of Class A ordinary shares subject to redemption	—	—	—	(920,000)	(920,000)
Net income	—	—	—	550,000	550,000

Balance, September 30, 2022	5,000,000	$1,000	$—	$(9,280,000)	$(9,279,000)

For the nine months ended September 30, 2022:

	Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount
Balance, December 31, 2021 (audited)	5,000,000	$1,000	$—	$(16,558,000)	$(16,557,000)
Accretion in value of Class A ordinary shares subject to redemption	—	—	—	(1,219,000)	(1,219,000)
Net income	—	—	—	8,497,000	8,497,000

Balance, September 30, 2022	5,000,000	$1,000	$—	$(9,280,000)	$(9,279,000)

See accompanying notes to unaudited condensed financial statements

GLOBAL TECHNOLOGY ACQUISITION CORP. I
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
For the three months ended September 30, 2021:

	Class B Ordinary Shares (1)		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount
Balance, June 30, 2021	5,000,000	$1,000	$24,000	$(54,000)	$(29,000)
Net loss	—	—	—	(37,000)	(37,000)

Balance, September 30, 2021	5,000,000	$1,000	$24,000	$(91,000)	$(66,000)

For the period from February 9, 2021 (inception) to September 30, 2021:

	Class B Ordinary Shares(1)		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount
Balance, February 9, 2021 (inception)	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor at approximately $0.005 per share (1)	5,000,000	1,000	24,000	—	25,000
Net loss	—	—	—	(91,000)	(91,000)

Balance, September 30, 2021	5,000,000	$1,000	$24,000	$(91,000)	$(66,000)

(1)
Share amounts have been retroactively restated to reflect the surrender of 2,156,250 Class B ordinary shares by the Sponsor on June 30, 2021 which reduced Class B ordinary shares outstanding (see Note 5) and the share recapitalization on October 21, 2021 which increased Class B ordinary shares outstanding to 5,031,250 shares and the forfeiture of 31,250 Class B ordinary shares in December 2021 resulting from the underwriters’ partial exercise of their overallotment option.

See accompanying notes to unaudited condensed financial statements

GLOBAL TECHNOLOGY ACQUISITION CORP. I
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine months ended September 30, 2022	For the period from February 9, 2021 (inception) to September 30, 2021
Cash flows from operating activities:

Net income (loss)	$8,497,000	$(91,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Payment by Founders of formation costs	—	5,000
Income from cash and investments held in Trust Account	(1,216,000)	—
Change in fair value of warrant liability	(7,790,000)	—
Changes in operating assets and liabilities:
Decrease in prepaid expenses	172,000	—
(Decrease) increase in accounts payable	(53,000)	17,000
Decrease in accrued liabilities and other	(24,000)	—

Net cash used in operating activities	(414,000)	(69,000)

Cash flows from financing activities:
Proceeds from Sponsor Note	—	200,000
Advances from investors	—	836,000
Payment of deferred offering costs	—	(128,000)

Net cash provided by financing activities	—	908,000

Net change in cash	(414,000)	839,000
Cash at beginning of period	1,326,000	—

Cash at end of period	$912,000	$839,000

Supplemental disclosure of non-cash financing activities:
Sale of 6,468,750 of Class B ordinary shares to Founders and deposited with counsel for formation and deferred offering costs	$—	$25,000

Payment by Founders of deferred offering costs	$—	$20,000

Deferred offering costs included in accounts payable and accrued liabilities	$—	$345,000

Remeasurement of carrying value to redemption value of Class A Ordinary shares subject to redemption	$1,220,000	$—

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
At September 30, 2022, the Company had not commenced any operations. All activity for the period from February 9, 2021 (inception) to September 30, 2022 relates to the Company’s formation and the initial public offering (“Public Offering”) described below and, subsequent to the Public Offering, identifying and completing a suitable Business Combination. The Company will not generate any operating revenues until after completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering.
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
The Company will have 18 months from the closing date of the Public Offering, until April 25, 2023, (or until October 25, 2023
as previously described) to complete its initial Business Combination. If the Company does not complete a Business Combination within this period of time, it shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares for a per share pro rata portion of the Trust Account, including interest, but less taxes payable and amounts released to the Company for working capital (less up to $100,000 of such net interest to pay dissolution expenses) and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its creditors and remaining shareholders, as part of its plan of dissolution and liquidation. The initial shareholders have entered into letter agreements with us, pursuant to which they have waived their rights to participate in any redemption with respect to their initial shares; however, if the initial shareholders or any of the Company’s officers, directors or affiliates acquire shares of Class A ordinary shares in or after the Public Offering, they will be entitled to a pro rata share of the Trust Account upon the Company’s redemption or liquidation in the event the Company does not complete a Business Combination within 18 months from the closing of the Public Offering (or 24 months as previously described).

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
Liquidity and Going Concern:
Management believes that the funds which the Company has available following the completion of the Public Offering on October 25, 2021, is sufficient at September 30, 2022 to enable it to sustain operations for a period of at least one year after the issuance date of these condensed financial statements. However, if the Company cannot complete a Business Combination prior to April 25, 2023, it could be forced to wind up its operations and liquidate unless it receives an extension approval from its shareholders. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. The Company’s plan to deal with this uncertainty is to complete a Business Combination prior to April 25, 2023 (or up to October 25, 2023 in two separate three month extensions subject to satisfaction of certain conditions, including the deposit of $2,000,000 for each three month extension, into the Trust Account, or as extended by the Company’s shareholders in accordance with the Company’s amended and restated memorandum and articles of association). There is no assurance that the Company’s plans to consummate a Business Combination will be successful or successful within 18 months from the closing of the Public Offering (or 24 months as previously described). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of September 30, 2022, and the results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for a full year.
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
At September 30, 2022 the Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata among the two classes of shares. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average number of ordinary shares outstanding during the respective period.
The following table reflects the net income per share after allocating income between the shares based on outstanding shares.

	For the three months ended September 30, 2022		For the nine months ended September 30, 2022
	Class A	Class B	Class A	Class B
Numerator:
Allocation of income – basic and diluted	440,000	110,000	6,798,000	1,699,000
Denominator:
Basic and diluted weighted average ordinary shares outstanding	20,000,000	5,000,000	20,000,000	5,000,000
Basic and diluted net income per ordinary share	$0.02	$0.02	$0.34	$0.34

The Company did not have two classes of shares outstanding during the periods ended September 30, 2021 and therefore net loss of approximately $37,000 and $91,000, respectively, in the three months ended September 30, 2021 and the period from February 9, 2021 (inception) to September 30, 2021 was allocated 100% to Class B shareholders, net of shares that were subject to forfeiture, leading to net loss per share in that period of $0.01 and $0.02 respectively.
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
Cash and cash equivalents:
The Company considers all highly liquid instruments with maturities of three months or less when acquired to be cash equivalents. The Company has no cash equivalents at September 30, 2022 or December 31, 2021.
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
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed as of September 30, 2022, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

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
Class A Ordinary Shares Subject to Possible Redemption:
All of the 20,000,000 Class A ordinary shares sold on October 25, 2021 as part of a Unit (as defined below) in the Public Offering discussed in Note 3 contain a redemption feature which allows for the redemption of common shares under the Company’s liquidation or tender offer/stockholder approval provisions. In accordance with FASB ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of FASB ASC 480. Although the Company did not specify a maximum redemption threshold, its articles of association provide that in no event will it redeem its Public Shares in an amount that would cause its net tangible assets (tangible assets less intangible assets and liabilities) to be less than $5,000,001. However, because all of the Class A ordinary shares are redeemable, all of the shares are recorded as Class A ordinary shares subject to redemption on the Company’s condensed
balance sheets.
The Company recognizes changes immediately as they occur and adjusts the carrying value of the securities at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Class A ordinary shares are affected by adjustments to additional paid-in
capital. Accordingly, at September 30, 2022 and December 31, 2021, 20,000,000 of the 20,000,000 Public Shares were classified outside of permanent equity. Class A ordinary shares subject to redemption consist of:

Gross proceeds of Public Offering	$200,000,000
Less: Proceeds allocated to Public Warrants	(7,900,000)
Offering costs	(11,234,000)
Plus: Remeasurement of carrying value to redemption value at Public Offering date	23,134,000
Subtotal at the date of the Public Offering and at December 31, 2021	204,000,000
Remeasurement of carrying value to redemption value at September 30, 2022	1,220,000

Class A ordinary shares subject to redemption	$205,220,000

Income Taxes:
FASB ASC 740 “Income Taxes” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2022 and December 31, 2021. The Company recognizes interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The Company is considered an exempted Cayman Islands company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.
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
based on whether or not
net-cash
settlement or conversion of the instrument could be required within 12 months of the balance sheet date. There were no derivative financial instruments as of September 30, 2022 and December 31, 2021.
Recent Accounting Pronouncements:
In August 2020, the FASB issued ASU
2020-06,
Debt — Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic
815-40)
(“ASU
2020-06”)
to simplify accounting for certain financial instruments. ASU
2020-06
eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU
2020-06
amends the diluted earnings per share guidance, including the requirement to use the if-converted
method for all convertible instruments. ASU
2020-06
is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently evaluating the impact that the pronouncement will have on the financial statements.
Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.
Subsequent Events:
The Company evaluated subsequent events and transactions that occurred after the date of the balance sheet through the date that the financial statements were issued. All such events that would require adjustment or disclosure in the condensed financial statements have been recognized or disclosed. See Note 3.
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
Subsequent to September 30, 2022, on October 3, 2022, one of the underwriters in the Company’s October 25, 2021 Public Offering agreed to forfeit their 47.5% interest in the deferred underwriting compensation of $7,000,000. The Company considers this an October 2022 transaction which will be accounted for as a reduction of such liability in the period ending December 31, 2022.
Note 4—Trust Account and Fair Value Measurement
At September 30, 2022 and December 31, 2021, the proceeds of the Trust Account were invested primarily in money market funds meeting certain conditions described in Note 1 – The Trust Account above.
The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. Since all of the Company’s permitted investments at September 30, 2022 and December 31, 2021 consisted of money market funds that invest only in U.S. government treasury bills, fair values of its investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets or liabilities as follows:

Description	Quoted Prices in Active Markets September 30, 2022 (Level 1)
Assets:
Money market funds	$205,220,000

Description	Quoted Prices in Active Markets December 31, 2021 (Level 1)
Assets:
Money market funds	$204,004,000

Note 5—Related party transactions
Founder Shares:
On February 10, 2021, the Sponsor purchased 6,468,750 Class B ordinary shares (the “Founder Shares”) for $25,000 or approximately $0.004 per share (up to 843,750 of which were subject to forfeiture to the extent the underwriters’ over-allotment option was not exercised in full). The Founder Shares are substantially identical to the Class A ordinary shares included in the Units sold in the Public Offering except that the Founder Shares automatically convert into shares of Class A ordinary shares at the time of the initial Business Combination, or at any time prior thereto at the option of the holder, and are subject to certain transfer restrictions, as described in more detail below. On June 30, 2021, the Sponsor surrendered 2,156,250 Class B ordinary shares for no consideration, resulting in 4,312,500 shares outstanding of which 562,500 were subject to forfeiture in the event the underwriters’ over-allotment option was not exercised. On October 21, 2021, the Company executed a share capitalization that increased the number of Class B ordinary shares outstanding to 5,031,250, 656,250 of which were subject to forfeiture to the extent the underwriters’ over-allotment option was not exercised in full. After the closing of the Public Offering on October 25, 2021, 31,250 of such shares remained forfeitable and were forfeited in December 2021.
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
Related Party Loans:
In February 2021, the Sponsor agreed to loan the Company an aggregate of $300,000 by drawdowns of not less than $10,000 each against the issuance of an unsecured promissory note (the “Note”) to cover expenses related to the Public Offering. The Note was non-interest
bearing and payable on the earlier of December 31, 2021 or the completion of the Public Offering. The Company borrowed a total of $240,000 under the Note prior to October 25, 2021. Upon the closing of the Public Offering on October 25, 2021, the Note was repaid in full and there was no amount outstanding at September 30, 2022 or December 31, 2021.
Working Capital Loans:
If the Sponsor, an affiliate of the Sponsor or certain of the Company’s officers and directors make any working capital loans, up to $1,500,000 of such loans may be converted into warrants, at the price of $1.00 per warrant, at the option of the lender. Such warrants would be identical to the Private Placement Warrants. As of September 30, 2022 and December 31, 2021, the Sponsor has not made any working capital loans to the Company.
Administrative Services Agreement:
The Company has agreed to pay $10,000 a month to the Sponsor under an Administrative Services Agreement for the services to be provided by one or more investment professionals, creation and maintenance of the Company’s website, and miscellaneous additional services. Services commenced on October 21, 2021, the date the Company’s securities were first listed on the NASDAQ Global Market and will terminate upon the earlier of the consummation by the Company of an initial Business Combination or the liquidation of the Company. The Company charged $30,000 and $90,000 to operations in the three and nine months ended September 30, 2022 under this agreement. No amounts were charged under the agreement for the three months ended September 30, 2021 or the period from February 9, 2021 (inception) to September 30, 2021 as this was prior to the Public Offering on October 21, 2021. There was approximately $10,000 and $14,000, respectively, included in accrued liabilities at September 30, 2022 and December 31, 2021.
Note 6—Warrant liabilities
At September 30, 2022 and December 31, 2021, the Company had a total of 20,500,000 warrants outstanding, including 10,000,000 Public Warrants and 10,500,000 Private Placement Warrants.
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

The following table presents information about the Company’s warrant liabilities that are measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	September 30, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Warrant Liabilities:
Public Warrants	$1,600,000	$1,600,000	$—	$—
Private Placement Warrants	$1,680,000	$—	$1,680,000	$—
Warrant liabilities at September 30, 2022	$3,280,000	$1,600,000	$1,680,000	$—

Description	December 31, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Warrant Liabilities:
Public Warrants	$5,400,000	$5,400,000	$—	$—
Private Placement Warrants	$5,670,000	$—	$5,670,000	$—
Warrant liabilities at December 31, 2021	$11,070,000	$5,400,000	$5,670,000	$—

At September 30, 2022 and December 31, 2021, the Company valued its Public Warrants based on publicly observable inputs (Level 1 inputs) from the trading in the Public Warrants in an active market ($0.16 and $0.54, per warrant on September 30, 2022 and December 31, 2021, respectively). Since the Private Placement Warrants are substantially similar to the Public Warrants but do not trade, the Company valued them based on the value of the Public Warrants (significant other observable inputs – Level 2). The Company is required to record the warrants at fair value at each reporting period, with changes in fair value recognized in the statements of operations.
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

The following table presents the changes in the fair value of warrant liabilities:

	Warrant Liabilities	Public Warrants	Private Placement
Fair value at January 1, 2021	—	—	—
Initial measurement on October 25, 2021	$16,195,000	$7,900,000	$8,295,000
Change in valuation inputs or other assumptions	(5,125,000)	(2,500,000)	(2,625,000)

Fair value at December 31, 2021	$11,070,000	$5,400,000	$5,670,000
Change in valuation inputs or other assumptions	(7,790,000)	(3,800,000)	(3,990,000)

Fair value as of September 30, 2022	$3,280,000	$1,600,000	$1,680,000

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
At September 30, 2022 and December 31, 2021 there were 5,000,000 shares of Class B ordinary shares issued and outstanding and no Class A ordinary shares issued or outstanding (excluding 20,000,000 shares subject to possible redemption) as of September 30, 2022 and December 31, 2021.
Preferred Shares:
The Company is authorized to issue 1,000,000 preferred shares, par value $0.0001, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2022 and December 31, 2021, there were no preferred shares issued or outstanding.
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

As indicated in the accompanying unaudited condensed financial statements, as of September 30, 2022 we had approximately $912,000 of cash and approximately $1,001,000 of working capital. Further, we expect to incur significant costs in the pursuit of our initial Business Combination. We cannot assure you that our plans to raise capital or to complete our initial Business Combination will be successful.

Results of Operations and Known Trends or Future Events

Our entire activity from February 9, 2021 (inception) through October 25, 2021, was in preparation for a Public Offering, and since our Public Offering through September 30, 2022, our activity has been limited to the search for a prospective initial Business Combination. We will not generate any operating revenues until the closing and completion of our initial Business Combination.

For the three and nine months ended September 30, 2022, we had net income of approximately $550,000 and $8,497,000, respectively, which consisted of an approximately $(205,000) and $7,790,000, respectively, in change in fair value of derivative warrant liabilities, and approximately $921,000 and 1,217,000, respectively, of interest income on investments held in Trust Account, partly offset by approximately $166,000 and $509,000, respectively, of loss from operations. The loss from operations consists primarily of our costs of operating as a public company, as well as costs of searching for a business combination.

For the three months ended September 30, 2021 and the period from February 9, 2021 (inception) to September 30, 2021, our net loss and loss from operations was $37,000 and $91,000, respectively, consisting primarily of formation costs since our activities were primarily devoted or organizational activities and those activities necessary to preparation for our Public Offering.

As discussed further in Note 5 to the financial statements (and below), the Company accounts for its outstanding Public Warrants and Private Placement Warrants as derivative liabilities in the accompanying unaudited condensed financial statements. As a result, the Company is required to measure the fair value of the Public Warrants and Private Placement Warrants at the end of each reporting period and recognize changes in the fair value from the prior period in the Company’s operating results for each current period.

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

The net proceeds from (i) the sale of the Units in the Public Offering, after deducting offering expenses of approximately $725,000, underwriting commissions of $4,000,000 including the commission on the underwriters’ over-allotment option exercise (excluding deferred underwriting commissions of $7,000,000, 47.5% of which has been forfeited subsequent to September 30, 2022 on October 3, 2022 by one of the underwriters in the Company’s October 25, 2021 Public Offering, and including the deferred commission on the underwriters’ over-allotment option), and (ii) the sale of the Private Placement Warrants for a purchase price of $10,500,000 including the amount paid in connection with the underwriters’ over-allotment option exercise were approximately $205,775,000 including the underwriters’ over-allotment option exercise. Of this amount, $204,000,000 was deposited in the Trust Account, which includes the deferred underwriting commissions described above. The proceeds held in the Trust Account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. The remaining $1,775,000 has not been held in the Trust Account.

We believe that we have sufficient working capital at September 30, 2022 to continue our operations for at least 12 months beyond when we report our current results and likely longer. However, if we cannot complete a Business Combination prior to April 25, 2023 (or October 25, 2023 as discussed below), we could be forced to wind up our operations and liquidate unless we receive an extension approval from our shareholders. These conditions raise substantial doubt about our ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. Our plan to deal with this uncertainty is to complete a Business Combination prior to April 25, 2023 (or up to October 25, 2023 in two separate three month extensions subject to satisfaction of certain conditions, including the deposit of $2,000,000 for each three month extension, into the Trust Account, or as extended by the Company’s shareholders in accordance with our amended and restated memorandum and articles of association). There is no assurance that our plans to consummate a Business Combination will be successful or successful within 18 months from the closing of the Public Offering (or 24 months as previously described). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

At September 30, 2022 the Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata among the two classes of shares. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average number of ordinary shares outstanding during the respective period.

The following table reflects the net income per share after allocating income between the shares based on outstanding shares.

	For the three months ended September 30, 2022		For the nine months ended September 30, 2022
	Class A	Class B	Class A	Class B
Numerator:
Allocation of income – basic and diluted	440,000	110,000	6,798,000	1,699,000
Denominator:
Basic and diluted weighted average ordinary shares Outstanding	20,000,000	5,000,000	20,000,000	5,000,000
Basic and diluted net income per ordinary share	$0.02	$0.02	$0.34	$0.34

Class A Ordinary Shares Subject to Possible Redemption:

All of the 20,000,000 Class A ordinary shares sold on October 25, 2021 as part of a Unit in the Public Offering discussed in Note 3 contain a redemption feature which allows for the redemption of common shares under the Company’s liquidation or tender offer/stockholder approval provisions. In accordance with FASB ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of FASB ASC 480. Although the Company did not specify a maximum redemption threshold, its articles of association provide that in no event will it redeem its Public Shares in an amount that would cause its net tangible assets (tangible assets less intangible assets and liabilities) to be less than $5,000,001. However, because all of the Class A ordinary shares are redeemable, all of the shares are recorded as Class A ordinary shares subject to redemption on the Company’s condensed balance sheets.

Derivative Financial Instruments:

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with FASB ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value upon issuance, and the liability is then re-valued at each reporting date, as determined by the Company based upon a valuation report obtained from its independent third-party valuation firm, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. There were no derivative financial instruments as of September 30, 2022 and December 31, 2021.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item. As of September 30, 2022, we were not subject to any market or interest rate risk. The net proceeds of the Public Offering, including amounts in the Trust Account, will be invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Our management evaluated, with the participation of our current Chief Executive Officer and Chief Financial Officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were effective at September 30, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2022, covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Dated: November 8, 2022	GLOBAL TECHNOLOGY ACQUISITION CORP. I

	By:	/s/ Arnau Porto Dolc
	Name:	Arnau Porto Dolc
	Title:	Chief Executive Officer

Dated: November 8, 2022	GLOBAL TECHNOLOGY ACQUISITION CORP. I

	By:	/s/ Claudia Gast
	Name:	Claudia Gast
	Title:	Chief Financial Officer