Form 10-K
period 2022-12-31
Global Technology Acquisition Corp. I
filed 2023-03-31
CIK 1848821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number:
001-40948

Global Technology Acquisition Corp. I
(Exact name of registrant as specified in its charter)

Cayman Islands	66-0969672
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

19 W 24th Street, 10th Floor New York, New York	10010
(Address of principal executive offices)	(Zip Code)
(917)
338-7786
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
(§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule
12b-2
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).    Yes  ☒    No  ☐

Auditor PCAOB ID Number: 688	Auditor Name: Marcum LLP	Auditor Location: New York, New York
The registrant’s units, each consisting of one Class A ordinary share, par value $0.0001 per share (“Class A Ordinary Share”) and one-half
of one redeemable warrant (the “public warrants”), began trading on The NASDAQ Global Market (“Nasdaq”) on October 21, 2021 and the registrant’s shares of Class A Ordinary Shares and public warrants began separate trading on Nasdaq on December 17, 2021.
At June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s Class A ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the registrant, was approximately $199,200,000 based on the last reported sales price of $9.96 on Nasdaq.
As of March
17
, 2023, there were 2,196,912 Units, each consisting of one Class A Ordinary
Share
and
one-half
of one redeemable public warrant, 17,803,088 Class A Ordinary Shares, 8,902,640 redeemable public warrants, each whole public warrant exercisable for one Class A Ordinary Share at an exercise price of $11.50 per share, and 5,000,000 Class B Ordinary Shares, par value $0.0001 per share, of the registrant were issued and outstanding, respectively.

i

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K (the “Report”) or context otherwise requires, references to:

•	“Business Combination” are to the Company’s prospective merger with an alternative business;

•	“Class A Ordinary Shares” are to the Class A ordinary shares, par value $0.0001 per share, of the Company;

•	“Class B Ordinary Shares” are to the Class B ordinary shares, par value $0.0001 per share, of the Company;

•	“Companies Act” are to the Companies Act (2022 Revision) of the Cayman Islands as the same may be amended from time to time;

•

“Completion Window” are to the period following the completion of our Initial Public Offering at the end of which, if we have not completed our initial Business Combination, we will redeem 100% of the public shares at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, subject to applicable law and certain conditions and as further described herein. The Completion Window ends April 25, 2023 or October 25, 2023 at the election of the Company in two separate three-month extensions subject to satisfaction of certain conditions, including the deposit of $2,000,000 for each three-month extension, into the Trust Account, or as extended by the Company’s shareholders in accordance with our amended and restated memorandum and articles of association;

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

•

“public warrants” are to the warrants sold as part of the Units, each containing one-half of one such warrant, in our Initial Public Offering (whether purchased in our Initial Public Offering or thereafter in the open market);

•	“Sponsor” are to Global Technology Acquisition I Sponsor LP, a Cayman Island exempted limited partnership;

•

“Trust Account” are to the trust account established for the benefit of the Company’s public shareholders maintained by Continental Stock Transfer & Trust Company, acting as trustee, in which proceeds from the Initial Public Offering and sale of Private Placement Warrants are held;

•

“Units” are to the units sold in the Initial Public Offering, each unit consisting of one Class A Ordinary Share and one-half of one public warrant, with each whole warrant exercisable by the holder thereof to purchase one Class A Ordinary Share; and

•	“we,” “us,” “our,” “the Company” or “our company” are to Global Technology Acquisition Corp. I, a Cayman Islands exempted company, or where applicable, members of our management team.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” or, in each case, their negative or other variations or comparable terminology, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Report may include, but are not limited to, statements about:

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

•

our ability to consummate an initial Business Combination due to the uncertainty resulting from the COVID-19 pandemic, including new variant strains of the underlying virus, current or anticipated military conflict, including between Russia and Ukraine, terrorism, sanctions, rising energy prices, inflation and interest rates and other geopolitical events globally;

•	our ability to extend the date on which an initial Business Combination must be consummated pursuant to the requisite approval of the Company’s shareholders;

•	the ability of our officers and directors to generate a number of potential Business Combination opportunities;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the use of proceeds not held in the Trust Account or available to us from interest income on the Trust Account balance;

•	the Trust Account not being subject to claims of third parties; or

•	our future financial performance.

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

Our executive offices are located at 19 W 24th Street, 10th Floor, New York, NY 10010, and our telephone number is (917) 338-7786. We maintain a corporate website at www.gtac.io. The information contained on or accessible through our corporate website or any other website that we may maintain is not part of this Report.

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

Initial Business Combination-Our Acquisition Criteria

Since our Initial Public Offering, we have primarily focused on identifying a Business Combination target within marketplaces, FinTech and SaaS companies in Europe, Latam and the U.S., where we believe our management team, board members and advisors have a competitive advantage based on their prior experiences and investments. In parallel, we explore potential opportunities across diverse sectors. Our management team is led by Fabrice Grinda, our Executive Chairman, and Arnau Porto Dolc, our Chief Executive Officer, who have extensive experience in completing strategic transactions in a wide range of sectors. We must complete our initial Business Combination by the Completion Window. If our initial Business Combination is not consummated by the Completion Window, then our existence will terminate, and we will distribute all amounts in the Trust Account.

We expect to search for an appropriate Business Combination target up until the end of the Completion Window. Although we may pursue an initial Business Combination target in any business, industry or geographical location, we intend to focus our search within marketplaces, FinTech and SaaS companies in Europe, Latam and the U.S., where we believe our management team, board members and advisors have a competitive advantage based on their prior experiences and investments.

We are a team of entrepreneurs led by Fabrice Grinda (Executive Chairman) and Arnau Porto (CEO) who have significant experience in founding, operating and investing in successful technology companies. Our management team is led by Arnau Porto, our CEO, and Aleksander Baranski as our CFO and Secretary. Our founding sponsors are FJ Labs co-founders Fabrice Grinda and Jose Marin, and Arnau Porto, founder of Greentrail Capital. In addition to our operational successes, we are one of the most prolific technology investors worldwide; in 2018, Forbes named Fabrice Grinda the number one angel investor in the world based on publicly recorded investments and exits.

We have a strong track record in identifying category and industry leaders worldwide, having backed over 700 technology companies over the past two decades across marketplaces, FinTech and SaaS, and having achieved attractive returns across our portfolios.

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

Technology has experienced a significant paradigm shift over the past decade. An industry that was historically U.S., and more specifically West Coast, dominated, has rapidly expanded across the world as cloud platforms have democratized the development of new technologies, and global internet and smartphone adoption have grown addressable markets by billions of people. Over the last decade, we have invested in a number of global winners born outside the U.S., such as Shopify (SHOP), Spotify (SPOT), Delivery Hero (DHER), OLX and Farfetch (FTCH). While these companies are often treated as exceptions to the traditional U.S.-based winners, we believe they are just examples of the first wave of leading technology companies that will emerge from outside the U.S. Indeed, we are now seeing a new generation of unicorn technology companies founded in previously overlooked countries, including, Sweden, Lithuania, Colombia, Brazil and Mexico. We believe this internationalization trend will continue and our position as a global investor with deep relationships both in the U.S. and internationally will position us well in identifying a potential target. We believe that technology companies will continue to revolutionize the way consumers and business behave around the world for years to come. Many of the most innovative technology companies today are regional champions in sectors such as marketplaces, FinTech and SaaS. While we continue to be enthusiastic about the opportunity in the U.S. we believe that many of the next generation technology unicorns will emerge from outside the U.S. and China. More than 77% of the global population lives outside of these two countries, and we see strong opportunities in particular in Europe and LatAm.

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

Our Sponsor

Our Sponsor entity is majority led by FJ Labs, which was co-founded by Fabrice Grinda and Jose Marin, and Arnau Porto, who is the founder of Greentrail Capital. FJ Labs is a U.S.-based venture capital investment firm with a global mandate to invest and build online marketplaces and technology businesses, and Greentrail Capital is a London-based investment firm focused globally on publicly listed companies and pre-IPO opportunities with an emphasis on technology and consumer companies in international markets. Our Sponsor team has a demonstrated history of strong performance based on realized returns. FJ Labs, one of the leading marketplace investors globally, has a track record of investing in more than 600 businesses, including well-known names that have gone public such as Airbnb, Porch, Opendoor, Meliuz, Enjoei, Uber, Alibaba, Spotify, Tencent Music, Farfetch, Wish, and Delivery Hero.

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

Our Management Team

Fabrice Grinda (Executive Chairman), Arnau Porto (Chief Executive Officer), Aleksander Baranski (Chief Financial Officer) and Jeff Weinstein (Chief Strategy Officer) together form our management team. This management team will be supported by a full-time, dedicated investment team, independent directors and an advisory committee. Our team has extensive experience and a history of working together in various settings, which we believe is vital for the success of identifying and supporting our prospective target.

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

Aleksander Baranski is the Chief Financial Officer of the Company. Mr. Baranski has over 10 years of experience in the financial sector. Most recently, he worked at Optiver, a leading proprietary trading firm, where he focused on special situations in Europe and the U.S. Previously, Mr. Baranski invested in private technology companies, including Palantir Technologies and Cohesity. Prior to that, Mr. Baranski worked at Smith Cove Capital Management and Perry Capital, where he invested across the capital structure. Additionally, Mr. Baranski worked at The Blackstone Group, where he was involved in multiple transactions across various sectors. He began his career in management consulting with McKinsey & Company. Mr. Baranski holds an MBA with honors from the Wharton School at the University of Pennsylvania, a Master’s Degree in International Management from the CEMS Global Alliance in Management Education from the Erasmus University and the Warsaw School of Economics, and a Master’s Degree in Finance with honors from the Warsaw School of Economics.

Jeff Weinstein is the Chief Strategy Officer of the Company and a Principal at FJ Labs, where he co-heads the fund’s 600+ investments, which have included Alibaba, Flexport, Rappi, Betterment, Fanduel and Delivery Hero, and manages external fundraising efforts. Mr. Weinstein was previously a Senior Associate at Lux Capital, a $2.5 billion assets under management (“AUM”) venture capital firm that invests in emerging technologies in the physical and life sciences. Prior to that he worked at Dunbar Capital, a multi-strategy fund of hedge funds. Mr. Weinstein is a member of Class 24 of the Kauffman Fellows and has a Bachelor of Arts in Philosophy, Politics and Economics from the University of Pennsylvania.

Our efforts are further augmented by four additional highly experienced Board Members: Juan Villalonga, Robert Perdue, Gabriel Silva, and Michael Zeisser, who bring operational expertise from leadership in public companies, a large network, and, more generally, extensive experience in business and financial matters from operational and advisory roles. Mr. Villalonga, Mr. Perdue, Mr. Silva, and Mr. Zeisser also provide highly complementary regional expertise respectively in Europe, the U.S. and LatAm. Their experiences in leading and globally scaling companies provide us with highly valuable further perspectives in sourcing our target business, and will be vital in supporting our target company in the successful growth to global scale.

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

Marketplaces are one of the few business models that prominently feature network effects: the more users a platform has, the more value the marketplace offers to all its participants. Supply attracts demand, which in turn attracts more supply, spinning a flywheel that can create high-growth, capital efficient leaders of scale. We believe that these network effects drive high barriers to entry and winner-takes-all dynamics, allowing for champions to scale to unprecedented sizes. The first generation of marketplaces such as Craigslist are now giving way to a new generation of vertical marketplaces such as Uber, Airbnb and Doordash that specialize in a specific sector, with features that drive substantially more value to buyers and sellers. We are particularly excited by investment opportunities in trends such as the continued “verticalization” of horizontal platforms, the rise of managed marketplaces that provide more value to the transaction experience and the emergence of B2B marketplaces.

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

We also see highly attractive opportunities arising from SaaS models. Leading SaaS businesses offer a highly scalable, easy to deploy, and recurring revenue business model, which provide compelling fundamentals in potential target businesses. We believe that SaaS will continue to experience significant change, driven by the cloud transition, growth of API platforms, shift to consumption-based revenue models and the emergence of data assets. We believe new models and technology leaders will emerge as a result of this continuous change.

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

Competitive Advantage

While we may pursue an initial Business Combination target in any business, industry or geographical location, we are focusing our search within marketplaces, FinTech and SaaS companies in Europe, Latam and the U.S., where we believe our management team, board members and advisors have a competitive advantage based on their prior experiences and investments.

We intend to capitalize on our Sponsor team’s deep expertise and large global network spanning the entire technology industry, as well as our management team’s extensive experience in completing strategic transactions in a wide range of sectors. Our ability to locate, engage and partner with our prospective target business is further enabled by our highly complementary and accomplished board members and advisors, with long-standing experience in the broader technology space. We believe that our distinct approach and successful track record, as well as the superior value proposition we will bring to our prospective target will be viewed favorably by the prospective seller of our target.

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

Disciplined Underwriting. We are strongly committed to fully leverage the extensive private and public market experience of our Sponsor, management team, board and advisors to facilitate a highly disciplined and optimized process. We believe we collectively bring together highly complementary and differentiated capabilities thanks to our team’s strong track record and many years of experience in various private and public market settings, both on the buy-side and sell-side. Our team is composed of top tier private and public market investors, who have previously co-founded their own investment funds, and industry-leading M&A executives with long standing careers at highly acquisitive and reputable public institutions. As a result, we believe we bring the necessary experience to efficiently and critically assess our prospective targets. To further enhance our undertaking, we have our own fully dedicated investment team with a strong track record at both leading buy and sell-side firms.

Experienced M&A Execution. We have a team of highly accomplished executives, with a strong investment and M&A track record in both the public and private markets. Our M&A efforts will be led by CFO Aleksander Baranski. We have extensive experience in leading, negotiating and structuring M&A transactions as entrepreneurs, venture capital and private equity investors and public & private company executives across a variety of sectors. We believe that a structured and coordinated execution process driven by our disciplined rigor and approach is vital to the success of our undertaking and to drive value for our investors. With our team of highly experienced operational executives who have led a range of diverse transactions, we believe we are in a prime position to develop and execute the M&A process in a structured manner, ensuring that our prospective target will experience a smooth and highly structured transition while driving value to our investors.

Value Added Leadership Post Merger. We will provide significant value-add to a target business following our investment. Our team has a proven track record, as founders and operators globally, in helping businesses with strategy setting, business planning, operational improvement, M&A, talent acquisition, broadening the network of potential partners and customers, capital deployment and capital structure optimization. We believe we provide a strategic advantage to a target company also over the medium term, as they will benefit from ongoing support through our aforementioned unique dataset, insights and visibility into the technology space. We believe that the combination of the existing FJ Labs platform and GTAC’s own executive team, board of directors and advisors, and our unique data and insights, will enable us to drive and accelerate the target business’s next stage of growth.

Business Strategy & Acquisition Criteria

We have the ambition to create value and generate strong risk-adjusted returns for our shareholders through our comprehensive business acquisition strategy. We are leveraging our robust proprietary deal sourcing channels and industry leading relationships across the marketplace, FinTech and SaaS landscape to identify a high-quality private company to successfully complete a business combination with an exceptional business.

Our sponsors have developed a unique and rich dataset through our experience as operators and global technology investors in over 600 companies and over 1,000 founders. We draw from this data, as well as our broader experience, when assessing new business opportunities against the investment criteria we have established to identify leading technology players:

Large and Growing Addressable Market. We are targeting companies that operate in large and growing addressable markets, supported by robust venture capital ecosystems and financial markets which are fundamental in supporting long-term sustainable growth. This is in line with our existing investment strategy, and as such we will have the ability to leverage lessons learned and the investment methodology which has underpinned our historical investment track record.

Strong Leadership Team. We are focusing on companies with experienced management teams that have a successful track record and the ambition and ability to lead a publicly listed company. We will work alongside these management teams while providing guidance and drawing on our deep operational and financial expertise to fundamentally enhance the value of our target business.

Competitive Moats. We seek to acquire a target that, based on superior operational performance, has the potential to become a clear market leader. We are focusing on companies that have built competitive advantages foreseeing any potential disruptors to their leadership. We believe our global perspective allows us to identify early on regional champions and help support these businesses to become international winners.

Capital Efficiency and Growth. We seek targets that have shown a superior financial profile, accelerated growth and are capable of sustaining strong growth levels also in the future. Our target should have a clear and compelling path to positive unit economics and demonstrate high capital efficiency which will be further enhanced by our presence in the business. We have a demonstrated ability to select and understand the right metrics to identify winners.

Public Company Readiness. Although we intend to guide and support our target in entering the public markets, we are focused on selecting companies whose management’s ambition and internal processes prove that they are ready or working towards a process to support the regulatory and organizational standards required from a publicly listed company and its shareholders.

These criteria and guidelines are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial Business Combination may be based, to the extent relevant, on these general criteria and guidelines, as well as other considerations, factors, criteria and guidelines that our management may deem relevant. In the event that we decide to enter into our initial Business Combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria and guidelines in our shareholder communications related to our initial Business Combination, which, as discussed in this Report, would be in the form of tender offer documents or proxy solicitation materials that we would file with the SEC.

Initial Business Combination

Nasdaq listing rules require that our initial Business Combination must be with one or more target businesses that together have an aggregate fair market value equal to at least 80% of the assets held in the Trust Account (excluding the amount of deferred underwriting discounts held in trust and taxes payable on the income earned on the Trust Account) at the time of our signing a definitive agreement in connection with our initial Business Combination. We refer to this as the 80% of net assets test.

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

In addition, certain of the participants in our Sponsor have, and our Sponsor, officers and directors may in the future, sponsor, be part of or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial Business Combination. Our management team has significant experience in identifying and executing acquisition opportunities, and we believe there are multiple potential opportunities within the industries and geographies of our primary focus. Our management team and our Sponsor will evaluate any potential acquisition opportunity solely for the Company. Furthermore, in our post-Initial Public Offering discussions with any potential targets our management team and our Sponsor have ensured that the target has a clear understanding that it will transact with the Company and with no other special purpose acquisition company that may be sponsored by any of our advisory committee members or participants in our Sponsor. In addition, our Sponsor, officers and directors are not required to commit any specified amount of time to our affairs, and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential Business Combinations and monitoring the related due diligence.

Status as a Public Company

We believe our structure as a public company makes us an attractive Business Combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional Initial Public Offering through a merger or other Business Combination with us. In a Business Combination transaction with us, the owners of the target business may, for example, exchange their shares of stock, shares or other equity interests in the target business for our Class A Ordinary Shares (or shares of a new holding company) or for a combination of our Class A Ordinary Shares and cash, allowing us to tailor the consideration to the specific needs of the sellers. We believe target businesses may find this method a more expeditious and cost effective method to becoming a public company than the typical Initial Public Offering. The typical Initial Public Offering process may take a longer period of time than the typical Business Combination transaction process, and there are significant expenses in the Initial Public Offering process, including underwriting discounts and commissions, that may not be present to the same extent in connection with a Business Combination with us.

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

While we believe that our structure and our management team’s backgrounds make us an attractive business partner, some potential target businesses may view our status as a blank check company, such as our lack of an operating history and our ability to seek shareholder approval of any proposed initial Business Combination, negatively.

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

Financial Position

With funds available for a Business Combination in the amount of approximately $203,271,000 (assuming no redemptions), as of December 31, 2022, after payment of $3,675,000 of deferred underwriting fees, before fees and expenses associated with our initial Business Combination, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial Business Combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.

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

Limited Ability to Evaluate the Target’s Management Team

Although we closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial Business Combination with that business, our assessment of the target business’s management may prove to be incorrect. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial Business Combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial Business Combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial Business Combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

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

If we seek shareholder approval, we will complete our initial Business Combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, being the affirmative vote of a majority of the Ordinary Shares represented in person or by proxy and entitled to vote thereon and who vote at a general meeting of the company. In such case, our Sponsor and each member of our management team have agreed to vote their Founder Shares and public shares in favor of our initial Business Combination. As a result, in addition to our initial purchaser’s Founder Shares, we would need 7,500,000, or 37.5% (assuming all Units a separated and all issued and outstanding Ordinary Shares are voted), of the 20,000,000 public shares sold in the Initial Public Offering to be voted in favor of an initial Business Combination in order to have our initial Business Combination approved. Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction or vote at all. In addition, our Sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any Founder Shares and public shares held by them in connection with (i) the completion of a Business Combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A Ordinary Shares the right to have their shares redeemed in connection with our initial Business Combination or to redeem 100% of our public shares if we do not complete our initial Business Combination within the Completion Window or (B) with respect to any other provision relating to the rights of holders of our Class A Ordinary Shares.

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

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the $744,000 held outside the Trust Account plus up to $100,000 of funds from the Trust Account available to us to pay dissolution expenses, although we cannot assure you that there will be sufficient funds for such purpose.

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

Competition

In identifying, evaluating and selecting a target business for our initial Business Combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, public companies, operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting Business Combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses is limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights may reduce the resources available to us for our initial Business Combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial Business Combination.

Employees

We currently have four executive officers. Members of our management team are not obligated to devote any specific number of hours to our matters but they are devoting as much of their time as they deem necessary to our affairs until we have completed our initial Business Combination. The amount of time that any such person devotes in any time period to our company will vary based on whether a target business has been selected for our initial Business Combination and the current stage of the Business Combination process.

Periodic Reporting and Financial Information

We have registered our Units, Class A Ordinary Shares and public warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accountants.

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

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2023 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

The risks include the following summary risk factors:

•	our ability to select an appropriate target business or businesses;

•	our ability to complete our initial Business Combination;

•	our expectations around the performance of a prospective target business or businesses;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial Business Combination;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial Business Combination;

•	our potential ability to obtain additional financing to complete our initial Business Combination;

•	our pool of prospective target businesses;

•	our ability to consummate an initial Business Combination due to the uncertainty resulting from the COVID-19 pandemic;

•	our ability to continue as a “going concern,” given our proximity to our liquidation date;

•	the ability of our officers and directors to generate a number of potential Business Combination opportunities;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the use of proceeds not held in the Trust Account or available to us from interest income on the Trust Account balance;

•	the Trust Account not being subject to claims of third parties; or

•	our future financial performance.

Risks Relating to our Search for, Consummation of, or Inability to Consummate, a Business Combination and Post-Business Combination Risks

We are a Cayman Islands exempted company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are an exempted company incorporated under the laws of the Cayman Islands with no operating results, and we did not commence operations until obtaining funding through the Initial Public Offering. Because we lack a significant operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial Business Combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning a Business Combination and may be unable to complete our initial Business Combination. If we fail to complete our initial Business Combination, we will never generate any operating revenues.

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

Our Sponsor and members of our management team also may from time to time purchase Class A Ordinary Shares prior to our initial Business Combination. Our amended and restated memorandum and articles of association provide that, if we seek shareholder approval, we will complete our initial Business Combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, being the affirmative vote of a majority of the Ordinary Shares represented in person or by proxy and entitled to vote thereon and who vote at a general meeting. As a result, in addition to our Initial Shareholders’ Founder Shares, we would need 7,500,000, or 37.5% (assuming all Units are separated and all issued and outstanding Ordinary Shares are voted), or 1,250,000, or 6.25% (assuming only the minimum number of shares representing a quorum are voted), of the 20,000,000 public shares issued and outstanding as of March 17, 2023 to be voted in favor of an initial Business Combination in order to have our initial Business Combination approved. Accordingly, if we seek shareholder approval of our initial Business Combination, the agreement by our Sponsor and each member of our management team to vote in favor of our initial Business Combination will increase the likelihood that we will receive the requisite shareholder approval for such initial Business Combination.

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

Any potential target business with which we enter into negotiations concerning a Business Combination will be aware that we must consummate an initial Business Combination by April 25, 2023 (or by October 25, 2023 at the election of the Company in two separate three-month extensions subject to satisfaction of certain conditions, including the deposit of $2,000,000 for each three-month extension, into the Trust Account, or as extended by the Company’s shareholders in accordance with our amended and restated memorandum and articles of association). Consequently, such target business may obtain leverage over us in negotiating a Business Combination, knowing that if we do not complete our initial Business Combination with that particular target business, we may be unable to complete our initial Business Combination with any target business. This risk will increase as we get closer to the end of time frame. In addition, we may have limited time to conduct due diligence and may enter into our initial Business Combination on terms that we would have rejected upon a more comprehensive investigation.

Our search for a Business Combination, and any target business with which we ultimately consummate a Business Combination, may be materially adversely affected by the coronavirus (COVID-19) outbreak and the status of debt and equity markets.

In December 2019, a novel strain of coronavirus was reported to have surfaced, which has and continues to spread throughout the world, including the U.S. The pandemic, together with resulting voluntary and U.S. federal and state and non-U.S. governmental actions, including, without limitation, mandatory business closures, public gathering limitations, restrictions on travel and quarantines, meaningfully disrupted the global economy and markets. Although the long-term economic fallout of COVID-19 is difficult to predict, it has and is expected to continue to have ongoing material adverse effects across many, if not all, aspects of the regional, national and global economy. The COVID-19 outbreak has resulted and a significant outbreak of other infectious diseases could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, and the business of any potential target business with which we consummate a Business Combination could be materially and adversely affected. Furthermore, we may be unable to complete a Business Combination if new concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a Business Combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a Business Combination, or the operations of a target business with which we ultimately consummate a Business Combination, may be materially adversely affected.

In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by global pandemics and other events, including as a result of increased market volatility, decreased market liquidity in third-party financing being unavailable on terms acceptable to us or at all.

Our search for a business combination, and any target business with which we ultimately consummate an initial Business Combination, may be materially adversely affected by the recent and ongoing military action between Russia and Ukraine.

On February 24, 2022, Russian military forces launched a military action in Ukraine, and sustained conflict and disruption in the region is likely. Although the length, impact and outcome of the ongoing military conflict in Ukraine is highly unpredictable, this conflict could lead to significant market and other disruptions, including significant volatility in commodity prices and supply of energy resources, instability in financial markets, supply chain interruptions, political and social instability, changes in consumer or purchaser preferences, as well as increase in cyberattacks and espionage. Russia’s recognition of two separatist republics in the Donetsk and Luhansk regions of Ukraine and subsequent military action against Ukraine have led to an unprecedented expansion of sanction programs imposed by the United States, the European Union, the United Kingdom, Canada, Switzerland, Japan and other countries against Russia, the Crimea Region of Ukraine, the so-called Donetsk People’s Republic and the so-called Luhansk People’s Republic.

The situation is rapidly evolving as a result of the conflict in Ukraine, and the United States, the European Union, the United Kingdom and other countries may implement additional sanctions, export controls or other measures against Russia and other countries, regions, officials, individuals or industries in the respective territories. Such sanctions and other measures, as well as the existing and potential further responses from Russia or other countries to such sanctions, tensions and military actions, could adversely affect the global economy and financial markets and could adversely affect our ability to search for a business combination or finance such business combination, and the business, financial condition and results of operations of any target business with which we ultimately consummate an initial Business Combination may be materially adversely affected.

Recent increases in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial Business Combination.

Recent increases in inflation and interest rates in the United States and elsewhere may lead to (i) increased price volatility for publicly traded securities, including ours, (ii) other national, regional and international economic disruptions, and (iii) uncertainty regarding the valuation of target businesses, any of which could make it more difficult for us to consummate an initial Business Combination.

We may not be able to complete an initial Business Combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We may not be able to find a suitable target business and consummate an initial Business Combination by April 25, 2023. While the Company intends to amend and restate its Memorandum and Articles of Association to extend the liquidation date, the Company cannot assure you that it will receive the requisite approval of the Company’s shareholders in accordance with its Memorandum and Articles of Association to take such action. Our ability to complete our initial Business Combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the outbreak of COVID-19 continues to be a challenge both in the U.S. and globally and, while the extent of the impact of the outbreak on us will depend on future developments, it could limit our ability to complete our initial Business Combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the continued presence of COVID-19 may negatively impact businesses we may seek to acquire. If we have not completed our initial Business Combination within the applicable time frame, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our initial Business Combination, we will follow the foregoing procedures with respect to the liquidation of the Trust Account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law. In either such case, our public shareholders may receive only $10.20 per public share, or less than $10.20 per public share, on the redemption of their shares, and our public warrants will expire worthless. See “If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.20 per public share” and other risk factors herein.

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

The Company’s cash and cash equivalents could be adversely affected if the financial institutions in which it holds its cash and cash equivalents fail.

The Company maintains the majority of its cash and cash equivalents in accounts with major U.S. institutions, and our deposits at these institutions exceed insured limits. Market conditions can impact the viability of these institutions. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all. Any inability to access or delay in accessing these funds could adversely affect our business and financial position.

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

If the net proceeds of Initial Public Offering and the sale of the Private Placement Warrants not being held in the Trust Account are insufficient to allow us to operate until April 25, 2023 (or until October 25, 2023 at the election of the Company in two separate three-month extensions subject to satisfaction of certain conditions, including the deposit of $2,000,000 for each three-month extension, into the Trust Account, or as extended by the Company’s shareholders in accordance with our amended and restated memorandum and articles of association), it could limit the amount available to fund our search for a target business or businesses and our ability to complete our initial Business Combination, and we will depend on loans from our Sponsor, its affiliates or members of our management team to fund our search and to complete our initial Business Combination.

Of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, only approximately $1,900,000 was available to us initially outside the Trust Account to fund our working capital requirements. We believe that the funds available to us outside of the Trust Account, together with funds available from loans from our Sponsor, its affiliates or members of our management team are be sufficient to allow us to operate until April 25, 2023 (or until October 25, 2023 at the election of the Company in two separate three-month extensions subject to satisfaction of certain conditions, including the deposit of $2,000,000 for each three-month extension, into the Trust Account, or as extended by the Company’s shareholders in accordance with our amended and restated memorandum and articles of association); however, we cannot assure you that our estimate is accurate, and our Sponsor, its affiliates or members of our management team are under no obligation to advance funds to us in such circumstances. Of the funds available to us, we expect to use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed Business Combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

In the event that our offering expenses exceed our estimate of $600,000, we may fund such excess with funds not to be held in the Trust Account. In such case, unless funded by the proceeds of loans available from our Sponsor, its affiliates or members of our management team the amount of funds we intend to be held outside the Trust Account would decrease by a corresponding amount. Conversely, in the event that the offering expenses are less than our estimate of $600,000, the amount of funds we intend to be held outside the Trust Account would increase by a corresponding amount. The amount held in the Trust Account will not be impacted as a result of such increase or decrease. If we are required to seek additional capital, we would need to borrow funds from our Sponsor, its affiliates, members of our management team or other third parties to operate or may be forced to liquidate. Neither our Sponsor, members of our management team nor their affiliates is under any obligation to us in such circumstances. Any such advances may be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our initial Business Combination. Up to $1,500,000 of such loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. Prior to the completion of our initial Business Combination, we do not expect to seek loans from parties other than our Sponsor, its affiliates or members of our management team as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. If we have not consummated our initial Business Combination within the required time period because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. Consequently, our public shareholders may only receive an estimated $10.20 per public share, or possibly less, on our redemption of our public shares, and our warrants will expire worthless. See “If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.20 per public share” and other risk factors herein.

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

If we have not completed our initial Business Combination by April 25, 2023 (or October 25, 2023 at the election of the Company in two separate three-month extensions subject to satisfaction of certain conditions, including the deposit of up to $2,000,000 for each three-month extension, into the Trust Account, or as extended by the Company’s shareholders in accordance with our amended and restated memorandum and articles of association), our public shareholders may be forced to wait beyond such time frame before redemption from our Trust Account.

If we have not completed our initial Business Combination by April 25, 2023 (or October 25, 2023 at the election of the Company in two separate three-month extensions subject to satisfaction of certain conditions, including the deposit of up to $2,000,000 for each three-month extension, into the Trust Account, or as extended by the Company’s shareholders in accordance with our amended and restated memorandum and articles of association), the proceeds then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), will be used to fund the redemption of our public shares, as further described herein. Any redemption of public shareholders from the Trust Account will be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to wind up, liquidate the Trust Account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait until April 25, 2023 (or October 25, 2023 at the election of the Company in two separate three-month extensions subject to satisfaction of certain conditions, including the deposit of up to $2,000,000 for each three-month extension, into the Trust Account, or as extended by the Company’s shareholders in accordance with our amended and restated memorandum and articles of association) before the redemption proceeds of our Trust Account become available to them, and they receive the return of their pro rata portion of the proceeds from our Trust Account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our initial Business Combination or amend certain provisions of our amended and restated memorandum and articles of association, and only then in cases where investors have sought to redeem their Class A Ordinary Shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we do not complete our initial Business Combination and do not amend certain provisions of our amended and restated memorandum and articles of association. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our initial Business Combination, we will follow the foregoing procedures with respect to the liquidation of the Trust Account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

Because we are neither limited to evaluating a target business in a particular industry sector nor have we selected any specific target businesses with which to pursue our initial Business Combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

We may pursue Business Combination opportunities in any sector, except that we will not, under our amended and restated memorandum and articles of association, be permitted to effectuate our initial Business Combination solely with another blank check company or similar company with nominal operations. Because we have not yet selected or approached any specific target business with respect to a Business Combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial Business Combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our Units, Class A Ordinary Shares or public warrants will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a Business Combination target. Accordingly, any holders who choose to retain their securities following the Business Combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value.

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

We may engage one or more of the underwriters or their affiliates that were engaged in the Initial Public Offering to provide additional services. The underwriters are entitled to receive deferred commissions that will be released from the trust only on a completion of an initial Business Combination. These financial incentives may cause the underwriters to have potential conflicts of interest in rendering any such additional services to us, including, for example, in connection with the sourcing and consummation of an initial Business Combination.

We may engage one or more of the underwriters or their affiliates that were engaged in the Initial Public Offering to provide additional services, including, for example, identifying potential targets, providing financial advisory services, acting as a placement agent in a private offering or arranging debt financing. We may pay the underwriters or their affiliates fair and reasonable fees or other compensation that would be determined at that time in an arm’s length negotiation. The underwriters are also entitled to receive deferred commissions that are conditioned on the completion of an initial Business Combination. The fact that the underwriters or their affiliates’ financial interests are tied to the consummation of a Business Combination transaction may give rise to potential conflicts of interest in providing any such additional services to us, including potential conflicts of interest in connection with the sourcing and consummation of an initial Business Combination.

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

The net proceeds from the Initial Public Offering and the sale of the Private Placement Warrants provided us with $204,000,000 (including interest earned on the funds held in the Trust Account) that we may use to complete our initial Business Combination. We may effectuate our initial Business Combination with a single-target business or multiple-target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial Business Combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial Business Combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several Business Combinations in different industries or different areas of a single industry.

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

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many companies have entered into Business Combinations with special purpose acquisition companies, and there are still many special purpose acquisition companies seeking targets for their initial Business Combination, as well as additional special purpose acquisition companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, effort and resources to identify a suitable target for an initial Business Combination.

In addition, because there are more special purpose acquisition companies seeking to enter into an initial Business Combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, including, but not limited to, between Russia and Ukraine, or increases in the cost of additional capital needed to close Business Combinations or operate targets post-Business Combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find a suitable target for and/or complete our initial Business Combination.

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

Shareholders or warrant holders may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation. In addition, regardless of whether we reincorporate in another jurisdiction, we could be treated as tax resident in the jurisdiction in which the partner company or business is located, which could result in adverse tax consequences to us (e.g., taxation on our worldwide income in such jurisdiction) and to our shareholders or warrant holders (e.g., withholding taxes on dividends and taxation of disposition gains).

We could change our place of incorporation to a U.S. tax jurisdiction (a “Domestication”) and such Domestication could result in adverse tax consequences for holders of our Class A Ordinary Shares or public warrants.

U.S. Holders (as defined in “Taxation-United States Federal Income Tax Considerations-General” of our registration statement on Form S-1) of our Class A Ordinary Shares or public warrants could be subject to U.S. federal income tax as a result of a Domestication. Additionally, non-U.S. Holders (as defined in “Taxation-United States Federal Income Tax Considerations-General” of our registration statement) of our Class A Ordinary Shares could become subject to withholding tax on any dividends (including deemed dividends) paid on our new Class A Ordinary Shares subsequent to a Domestication.

The U.S. federal income tax consequences of a Domestication depend in part upon whether the Domestication qualifies as a “reorganization” within the meaning of Section 368 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”). Assuming that the Domestication so qualifies, U.S. Holders of our Class A Ordinary Shares may nevertheless recognize gain or, upon election, income equal to the allocable “all earnings and profits” amount under Section 367(b) of the Code. Furthermore, if we are treated as a PFIC and certain proposed Treasury Regulations are finalized in their current form, a U.S. Holder of our Class A Ordinary Shares or public warrants may recognize gain (but not loss) upon a Domestication under the PFIC rules of the Code.

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

Risk Relating to our Securities

You do not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public shareholders will be entitled to receive funds from the Trust Account only upon the earliest to occur of: (i) our completion of an initial Business Combination, and then only in connection with those Class A Ordinary Shares that such shareholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A Ordinary Shares the right to have their shares redeemed in connection with our initial Business Combination or to redeem 100% of our public shares if we do not complete our initial Business Combination within 18 months from the closing of the Initial Public Offering, or (B) with respect to any other provision relating to the rights of holders of our Class A Ordinary Shares, and (iii) the redemption of our public shares if we have not completed our initial Business Combination by April 25, 2023, subject to applicable law and as further described herein. Public shareholders who redeem their Class A Ordinary Shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the Trust Account upon the subsequent completion of an initial Business Combination or liquidation if we have not completed our initial Business Combination by April 25, 2023, with respect to such Class A Ordinary Shares so redeemed. In no other circumstances does a public shareholder have any right or interest of any kind in the Trust Account. Holders of warrants do not have any right to the proceeds held in the Trust Account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

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

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our Units, Class A Ordinary Shares and public warrants are listed on the Nasdaq, our Units, Class A Ordinary Shares and public warrants qualify as covered securities under the statute. Although the states are preempted from regulating the sale of covered securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on the Nasdaq, our securities would not qualify as covered securities under the statute and we would be subject to regulation in each state in which we offer our securities.

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

Examples of possible instances where we may engage a third-party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our public shares, if we have not completed our initial Business Combination by April 25, 2023 (or by October 25, 2023 at the election of the Company in two separate three-month extensions subject to satisfaction of certain conditions, including the deposit of $2,000,000 for each three-month extension, into the Trust Account, or as extended by the Company’s shareholders in accordance with our amended and restated memorandum and articles of association), or upon the exercise of a redemption right in connection with our initial Business Combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the ten years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.20 per public share initially held in the Trust Account, due to claims of such creditors. Pursuant to the letter agreement which is filed as by reference with this report, our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third-party (other than our independent auditors) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below the lesser of (i) $10.20 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.20 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, provided that such liability will not apply to any claims by a third-party or prospective target business that executed a waiver of any and all rights to seek access to the Trust Account nor will it apply to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third-party, our Sponsor will not be responsible to the extent of any liability for such third-party claims.

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

The net proceeds of the Initial Public Offering and certain proceeds from the sale of the Private Placement Warrants, in the amount of $204,000,000 were deposited in an interest-bearing Trust Account after the closing of the Initial Public Offering, although we may elect to place such amounts in non-interest bearing instruments. The proceeds held in the Trust Account may only be invested in direct U.S. Treasury obligations having a maturity of 185 days or less, or in certain money market funds which invest only in direct U.S. Treasury obligations. While short-term U.S. Treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years. In the event of very low or negative yields, the amount of interest income (which we may withdraw to pay income taxes, if any) would be reduced. In the event that we are unable to complete our initial Business Combination, our public shareholders are entitled to receive their pro-rata share of the proceeds held in the Trust Account, plus any interest income. If the balance of the Trust Account is reduced below $204,000,000 as a result of negative interest rates, the amount of funds in the Trust Account available for distribution to our public shareholders may be reduced below $10.20 per share.

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

We do not believe that our principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the Trust Account may only be invested in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The Initial Public Offering is not intended for persons who are seeking a return on investments in government securities or investment securities. The Trust Account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial Business Combination; (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A Ordinary Shares the right to have their shares redeemed in connection with our initial Business Combination or to redeem 100% of our public shares if we do not complete our initial Business Combination by April 25, 2023 (or by October 25, 2023 at the election of the Company in two separate three-month extensions subject to satisfaction of certain conditions, including the deposit of $2,000,000 for each three-month extension, into the Trust Account, or as extended by the Company’s shareholders in accordance with our amended and restated memorandum and articles of association), or (B) with respect to any other provision relating to the rights of holders of our Class A Ordinary Shares; or (iii) absent our completing an initial Business Combination by April 25, 2023 (or by October 25, 2023 at the election of the Company in two separate three-month extensions subject to satisfaction of certain conditions, including the deposit of $2,000,000 for each three-month extension, into the Trust Account, or as extended by the Company’s shareholders in accordance with our amended and restated memorandum and articles of association) our return of the funds held in the Trust Account to our public shareholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a Business Combination. If we have not consummated our initial Business Combination within the required time period, our public shareholders may receive only approximately $10.20 per public share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we expect to, prior to the end of the 24-month period after the effective date of our registration statement on Form S-1, instruct the trustee to transfer the securities held in the Trust Account and instead to hold the funds in the Trust Account in cash (which may include an interest bearing demand deposit account at a national bank) until the earlier of the consummation of our initial Business Combination or our liquidation. As a result, following sale of securities in the Trust Account, if any, we would likely receive minimal interest, if any, on the funds held in the Trust Account, which could reduce the dollar amount the public shareholders would receive upon any redemption or liquidation of the Company.

The funds in the Trust Account have, since our Initial Public Offering, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. While the funds in the Trust Account continue to be invested in such instruments, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we expect to, prior to the 24-month anniversary of the effective date of the our registration statement on Form S-1 (October 20, 2021), instruct the trustee with respect to the Trust Account to transfer the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter, to hold all funds in the Trust Account in cash (which may include an interest bearing demand deposit account at a national bank) until the earlier of the consummation of our initial Business Combination or the liquidation of the Company. Following any such sale of the securities held in the Trust Account, we would likely receive minimal interest, if any, on the funds held in the Trust Account. However, interest previously earned on the funds held in the Trust Account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. As a result, any decision to transfer the securities held in the Trust Account and thereafter to hold all funds in the Trust Account in cash (which may include an interest bearing demand deposit account at a national bank) could reduce the dollar amount the public shareholders would receive upon any redemption or liquidation of the Company.

In addition, even prior to the 24-month anniversary of the effective date of our registration statement on Form S-1, we may be deemed to be an investment company. The longer that the funds in the Trust Account are held in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, even prior to the 24-month anniversary, the greater the risk that we may be considered an unregistered investment company under Section 3(a)(1)(A) of the Investment Company Act, in which case we may be required to liquidate the Company. If we are required to liquidate, our shareholders will miss the opportunity to benefit from an investment in a target company and the potential appreciation in value of such investment through our initial Business Combination. Additionally, if we are required to liquidate, there will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless in the event of our winding up. The risk of being deemed subject to the Investment Company Act may increase the longer the Company holds securities (i.e., the longer past two years the securities are held), and also may increase to the extent the funds in the Trust Account are not held in cash (which may include an interest bearing demand deposit account at a national bank). Accordingly, we expect to, prior to the 24-month anniversary of the effective date of our registration statement on Form S-1, instruct the trustee with respect to the Trust Account to transfer the securities held in the Trust Account and instead hold all funds in the Trust Account in cash (which may include an interest bearing demand deposit account at a national bank), which could further reduce the dollar amount the public shareholders would receive upon any redemption or liquidation of the Company.

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

Holders of Class A Ordinary Shares are not entitled to vote on any appointment of directors we hold prior to our initial Business Combination.

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

We are not registering the Class A Ordinary Shares issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time. However, under the terms of the warrant agreement, we have agreed that, as soon as practicable, but in no event later than 20 business days after the closing of our initial Business Combination, we will use our commercially reasonable efforts to file with the SEC a registration statement covering the issuance of such shares, and we will use our commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of our initial Business Combination and to maintain the effectiveness of such registration statement and a current prospectus relating to those Class A Ordinary Shares until the warrants expire or are redeemed. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or this Report, the financial statements contained or incorporated by reference therein are not current, complete or correct or the SEC issues a stop order. If the shares issuable upon exercise of the warrants are not registered under the Securities Act in accordance with the above requirements, we are required to permit holders to exercise their warrants on a cashless basis, in which case, the number of Class A Ordinary Shares that you will receive upon cashless exercise will be based on a formula subject to a maximum amount of shares equal to 0.361 Class A Ordinary Shares per warrant (subject to adjustment). However, no warrant is exercisable for cash or on a cashless basis, and we are not obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available. Notwithstanding the above, if our Class A Ordinary Shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will are required to file or maintain in effect a registration statement, but we will use our commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. Exercising the warrants on a cashless basis could have the effect of reducing the potential “upside” of the holder’s investment in our company because the warrant holder will hold a smaller number of Class A Ordinary Shares upon a cashless exercise of the warrants they hold. In no event are we required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under applicable state securities laws and no exemption is available. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant shall not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their public warrants as part of a purchase of Units will have paid the full Unit purchase price solely for the Class A Ordinary Shares included in the Units. There may be a circumstance where an exemption from registration exists for holders of our Private Placement Warrants to exercise their warrants while a corresponding exemption does not exist for holders of the public warrants included as part of Units sold in the Initial Public Offering. In such an instance, our Sponsor and its permitted transferees (which may include our directors and executive officers) would be able to exercise their warrants and sell the Ordinary Shares underlying their warrants while holders of our public warrants would not be able to exercise their warrants and sell the underlying Ordinary Shares. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying Class A Ordinary Shares for sale under all applicable state securities laws. As a result, we may redeem the warrants as set forth above even if the holders are otherwise unable to exercise their warrants.

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

In order to effectuate a Business Combination, blank check companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of Business Combination, increased redemption thresholds, extended the time to consummate an initial Business Combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated memorandum and articles of association requires at least a special resolution of our shareholders as a matter of Cayman Islands law, meaning the approval of holders of at least two-thirds of our Ordinary Shares who attend and vote at a general meeting of the company, and amending our warrant agreement will require a vote of holders of at least 50% of the public warrants, solely with respect to any amendment to the terms of the Private Placement Warrants or any provision of the warrant agreement with respect to the Private Placement Warrants, 50% of the number of the then outstanding Private Placement Warrants. In addition, our amended and restated memorandum and articles of association require us to provide our public shareholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A Ordinary Shares the right to have their shares redeemed in connection with our initial Business Combination or to redeem 100% of our public shares if we do not complete our initial Business Combination by April 25, 2023 (or by October 25, 2023 at the election of the Company in two separate three-month extensions subject to satisfaction of certain conditions, including the deposit of $2,000,000 for each three-month extension, into the Trust Account, or as extended by the Company’s shareholders in accordance with our amended and restated memorandum and articles of association) or (B) with respect to any other provision relating to the rights of holders of our Class A Ordinary Shares. To the extent any of such amendments would be deemed to fundamentally change the nature of any of the securities offered through this registration statement, we would register, or seek an exemption from registration for, the affected securities.

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

Our Sponsor, executive officers and directors have agreed, pursuant to agreements with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A Ordinary Shares the right to have their shares redeemed in connection with our initial Business Combination or to redeem 100% of our public shares if we do not complete our initial Business Combination by April 25, 2023 (or by October 25, 2023 at the election of the Company in two separate three-month extensions subject to satisfaction of certain conditions, including the deposit of $2,000,000 for each three-month extension, into the Trust Account, or as extended by the Company’s shareholders in accordance with our amended and restated memorandum and articles of association) or (B) with respect to any other provision relating to the rights of holders of our Class A Ordinary Shares, unless we provide our public shareholders with the opportunity to redeem their Class A Ordinary Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our income taxes, if any, divided by the number of the then-outstanding public shares. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our Sponsor, executive officers or directors for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

Our Sponsor controls a substantial interest in us and thus may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.

Our Sponsor owns, on an as-converted basis, 20% of our issued and outstanding ordinary. Accordingly, it may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association. If our Sponsor purchases any additional Class A Ordinary Shares in the aftermarket or in privately negotiated transactions, this would increase its control. Neither our Sponsor nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this Report. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A Ordinary Shares. In addition, our board of directors, whose members were appointed by our Sponsor, is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being appointed in each year. We may not hold an annual general meeting to appoint new directors prior to the completion of our initial Business Combination, in which case all of the current directors will continue in office until at least the completion of the Business Combination. If there is an annual general meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for appointment and our Sponsor, because of its ownership position, will control the outcome, as only holders of our Class B Ordinary Shares will have the right to vote on the appointment of directors and to remove directors prior to our initial Business Combination. In addition, the Founder Shares, all of which are held by our Initial Shareholders, will, in a vote to continue the Company in a jurisdiction outside the Cayman Islands (which requires the approval of at least two thirds of the votes of all Ordinary Shares), entitle the holders to ten votes for every Founder Share. This provision of our amended and restated memorandum and articles of association may only be amended by a special resolution passed by a majority of at least two-thirds of our Ordinary Shares voting in a general meeting. As a result, you will not have any influence over our continuation in a jurisdiction outside the Cayman Islands prior to our initial Business Combination. Accordingly, our Sponsor will continue to exert control at least until the completion of our initial Business Combination. In addition, we have agreed not to enter into a definitive agreement regarding an initial Business Combination without the prior consent of our Sponsor.

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

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 50% of the then-outstanding public warrants. As a result, the exercise price of your public warrants could be increased, the exercise period could be shortened and the number of our Class A Ordinary Shares purchasable upon exercise of a warrant could be decreased, all without your approval.

Our warrants will be issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder for the purpose of (i) curing any ambiguity or correct any mistake, including to conform the provisions of the warrant agreement to the description of the terms of the warrants and the warrant agreement set forth in this Report, or defective provision (ii) amending the provisions relating to cash dividends on Ordinary Shares as contemplated by and in accordance with the warrant agreement or (iii) adding or changing any provisions with respect to matters or questions arising under the warrant agreement as the parties to the warrant agreement may deem necessary or desirable and that the parties deem to not adversely affect the rights of the registered holders of the warrants, provided that the approval by the holders of at least 50% of the then-outstanding public warrants is required to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 50% of the then-outstanding public warrants approve of such amendment, solely with respect to any amendment to the terms of the Private Placement Warrants or any provision of the warrant agreement with respect to the Private Placement Warrants, 50% of the number of the then outstanding Private Placement Warrants. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then-outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash, shorten the exercise period or decrease the number of Class A Ordinary Shares purchasable upon exercise of a warrant.

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

This choice-of-forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. In addition, this choice-of-forum provision may result in our warrant holders incurring increased costs to bring an action, proceeding or claim due to, but not limited to, the warrant holder’s physical location or knowledge of the applicable laws, when the courts of the State of New York or the United States District Court for the Southern District of New York is the exclusive forum. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

We may redeem your unexpired public warrants prior to their exercise at a time that is disadvantageous to you, thereby making your public warrants worthless.

We have the ability to redeem the outstanding public warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the closing price of our Class A Ordinary Shares equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to proper notice of such redemption and provided that certain other conditions are met. If and when the public warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. As a result, we may redeem the public warrants as set forth above even if the holders are otherwise unable to exercise the public warrants. Redemption of the outstanding public warrants could force you to (i) exercise your public warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your public warrants at the then-current market price when you might otherwise wish to hold your public warrants or (iii) accept the nominal redemption price which, at the time the outstanding public warrants are called for redemption, we expect would be substantially less than the market value of your public warrants. None of the Private Placement Warrants will be redeemable by us so long as they are held by our Sponsor or its permitted transferees.

In addition, we have the ability to redeem the outstanding public warrants at any time after they become exercisable and prior to their expiration, at a price of $0.10 per public warrant upon a minimum of 30 days’ prior written notice of redemption provided that the closing price of our Class A Ordinary Shares equals or exceeds $10.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to proper notice of such redemption and provided that certain other conditions are met, including that holders will be able to exercise their public warrants prior to redemption for a number of Class A Ordinary Shares determined based on the redemption date and the fair market value of our Class A Ordinary Shares. The value received upon exercise of the public warrants (1) may be less than the value the holders would have received if they had exercised their public warrants at a later time where the underlying share price is higher and (2) may not compensate the holders for the value of the public warrants, including because the number of Ordinary Shares received is capped at 0.361 Class A Ordinary Shares per warrant (subject to adjustment) irrespective of the remaining life of the public warrants.

None of the Private Placement Warrants will be redeemable by us as so long as they are held by our Sponsor or its permitted transferees.

Our warrants may have an adverse effect on the market price of our Class A Ordinary Shares and make it more difficult to effectuate our initial Business Combination.

We issued public warrants to purchase 10,000,000 of our Class A Ordinary Shares as part of the Units sold in the Initial Public Offering and, simultaneously with the closing of the Initial Public Offering, we issued in a private placement an aggregate of 10,500,000, each exercisable to purchase one Class A Ordinary Share at $11.50 per whole share, subject to adjustment. In addition, if the Sponsor, its affiliates or a member of our management team makes any working capital loans, it may convert up to $1,500,000 of such loans into up to an additional 1,500,000 Private Placement Warrants, at the price of $1.00 per warrant. We may also issue Class A Ordinary Shares in connection with our redemption of our warrants.

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

Because each Unit contains one-half of one redeemable public warrant and only a whole warrant may be exercised, the Units may be worth less than units of other blank check companies.

Each Unit contains one-half of one redeemable public warrant. Pursuant to the warrant agreement, no fractional public warrants will be issued upon separation of the Units, and only whole Units will trade. If, upon exercise of the public warrants, a holder would be entitled to receive a fractional interest in a share, we will, upon exercise, round down to the nearest whole number the number of Class A Ordinary Shares to be issued to the public warrant holder. This is different from other offerings similar to ours whose units include one ordinary share and one whole warrant to purchase one whole share. We have established the components of the Units in this way in order to reduce the dilutive effect of the public warrants upon completion of a Business Combination since the public warrants will be exercisable in the aggregate for one-half of the number of shares compared to units that each contain a whole warrant to purchase one whole share, thus making us, we believe, a more attractive merger partner for target businesses. Nevertheless, this unit structure may cause our Units to be worth less than if a unit included a warrant to purchase one whole share.

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

A market for our securities may not be sustained, which would adversely affect the liquidity and price of our securities.

The price of our securities may vary significantly due to one or more potential Business Combinations and general market or economic conditions, including as a result of the COVID-19 outbreak. Furthermore, an active trading market for our securities may not be sustained. You may be unable to sell your securities unless a market can be sustained.

Our warrants are accounted for as derivative liabilities and are recorded at fair value upon issuance with changes in fair value each period included in earnings, which may have an adverse effect on the market price of our securities or may make it more difficult for us to consummate an initial Business Combination.

We issued 10,000,000 public warrants as part of the Units offered in the Initial Public Offering and, simultaneously with the closing of the Initial Public Offering, we issued in a private placement an aggregate of 10,500,000 Private Placement Warrants, each exercisable to purchase one Class A Ordinary Share at $11.50 per share, subject to adjustment. In addition, if the Sponsor, its affiliates or a member of our management team makes any working capital loans, it may convert up to $1,500,000 of such loans into up to an additional 1,500,000 Private Placement Warrants, at the price of $1.00 per warrant. We account for the Private Placement Warrants and the public warrants underlying the Units sold in the Initial Public Offering as a warrant liability. At each reporting period (1) the accounting treatment of the warrants is re-evaluated for proper accounting treatment as a liability or equity and (2) the fair value of the liability of the public warrants and Private Placement Warrants is remeasured and the change in the fair value of the liability is recorded as other income (expense) in our statement of operations. After initially valuing our warrants based on a valuation report of an expert, we currently value our warrants at trading value in an active market. It is possible we could have to use a valuation expert in the future and then changes in the inputs and assumptions for the valuation model we use to determine the fair value of such liability may have a material impact on the estimated fair value of the embedded derivative liability. The share price of our Ordinary Shares represents the primary underlying variable that impacts the value of the derivative instruments. Additional factors that impact the value of the derivative instruments include the volatility of our share price, discount rates and stated interest rates. As a result, our consolidated financial statements and results of operations will fluctuate quarterly, based on various factors, such as the share price of our Ordinary Shares, many of which are outside of our control. In addition, we may change the underlying assumptions used in our valuation model, which could result in significant fluctuations in our results of operations. If our share price is volatile, we expect that we will recognize non-cash gains or losses on our warrants or any other similar derivative instruments each reporting period and that the amount of such gains or losses could be material. The impact of changes in fair value on earnings may have an adverse effect on the market price of our securities. In addition, potential targets may seek a special purpose acquisition company that does not have warrants that are accounted for as a warrant liability, which may make it more difficult for us to consummate an initial Business Combination with a target business.

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

We will consider a Business Combination outside of our management’s area of expertise if a Business Combination target is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company. Although our management will endeavor to evaluate the risks inherent in any particular Business Combination target, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our Units will not ultimately prove to be less favorable to investors in the Initial Public Offering than a direct investment, if an opportunity were available, in a Business Combination target. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained herein regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any holders who choose to retain their securities following the Business Combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value.

We are dependent upon our executive officers and directors and their loss could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, our executive officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our initial Business Combination. In addition, our executive officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, have conflicts of interest in allocating their time among various business activities, including identifying potential Business Combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or executive officers.

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

Our ability to successfully effect our initial Business Combination is dependent upon the efforts of our key personnel. We believe that our success depends on the continued service of our key personnel, at least until we have consummated our initial Business Combination. None of our officers are required to commit any specified amount of time to our affairs and, accordingly, they have conflicts of interest in allocating management time among various business activities, including identifying potential Business Combinations and monitoring the related due diligence. If our officers’ and directors’ other business affairs require them to devote more substantial amounts of time to their other business activities, it could limit their ability to devote time to our affairs and could have a negative impact on our ability to consummate our initial Business Combination. In addition, we do not have employment agreements with, or key-man insurance on the life of, any of our officers. The unexpected loss of the services of our key personnel could have a detrimental effect on us.

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

In light of the involvement of our Sponsor, executive officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our Sponsor, executive officers, directors or Initial Shareholders. Our directors also serve as officers and board members for other entities. Our Sponsor, officers and directors may sponsor, form or participate in other blank check companies similar to ours during the period in which we are seeking an initial Business Combination. For example, one of our advisory committee members, Alec Oxenford, Chairman and Chief Executive Officer of Alpha Capital Acquisition Company (a Special Purpose Acquisition Company), and entities affiliated with him are minority investors in our Sponsor entity. Furthermore, FJ Labs, which is co-led by Fabrice Grinda (our Executive Chairman) and is one of the primary investors in our Sponsor entity, is also an investor in the sponsor entity for Alpha Capital Acquisition Company. Any such entities may compete with us for Business Combination opportunities. Our Sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial Business Combination with any entities with which they are affiliated, and there have been no substantive discussions concerning a Business Combination with any such entity or entities. Although we are not specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria and guidelines for a Business Combination as set forth in “Business-Effecting Our Initial Business Combination-Evaluation of a Target Business and Structuring of Our Initial Business Combination” and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions regarding the fairness to our company from a financial point of view of a Business Combination with one or more domestic or international businesses affiliated with our Sponsor, executive officers, directors or Initial Shareholders, potential conflicts of interest still may exist and, as a result, the terms of the Business Combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest. In addition, our Sponsor may transfer certain of its Class B Ordinary Shares to our directors or advisors, or their affiliates, in conjunction with our initial Business Combination in the event such parties bring specific target company, industry or market expertise, as well as insights or relationships that we believe are necessary in order to locate, assess, negotiate and consummate an initial Business Combination.

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

On February 10, 2021, our Sponsor paid $25,000, or approximately $0.004 per share, to cover certain of our offering and formation costs in consideration of 6,468,750 Class B Ordinary Shares, par value $0.0001. On June 30, 2021, our Sponsor surrendered 2,156,250 Class B Ordinary Shares for no consideration, resulting in 4,312,500 shares outstanding of which 562,500 were subject to forfeiture in the event the underwriters’ over-allotment option is not exercised. On October 20, 2021, we approved a 1.16666667 for 1 share dividend for each Class B Ordinary Share outstanding, resulting in 5,031,250 Class B Ordinary Shares outstanding of which 656,250 were subject to forfeiture in the event the underwriters’ over-allotment option was not exercised. As a result of the underwriters’ election to partially exercise their over-allotment option, on December 5, 2021, 31,250 Class B ordinary shares were forfeited, resulting in an aggregate of 5,000,000 Class B Ordinary Shares issued and outstanding. All share and per share amounts have been restated. Prior to the initial investment in the Company of $25,000 by the Sponsor, the Company had no assets, tangible or intangible. The per share price of the Founder Shares was determined by dividing the amount contributed to the Company by the number of Founder Shares issued. On July 11, 2021, our Sponsor transferred 40,000 Founder Shares to each of our independent directors, other than Michael Zeisser, at their original purchase price. On October 20, 2021, each of the shareholding independent directors transferred 6,666.6668 Founder Shares, the amount each received in the October 20, 2021 share dividend, to our Sponsor. The Founder Shares will be worthless if we do not complete an initial Business Combination. In addition, our Sponsor has purchased an aggregate of 10,500,000 Private Placement Warrants, each exercisable to purchase one Class A Ordinary Share at $11.50 per whole share, subject to adjustment, at a price of $1.00 per warrant ($10,500,000 in the aggregate), in a private placement that closed simultaneously with the closing of the Initial Public Offering. If we do not consummate an initial Business Combination by April 25, 2023 (or by October 25, 2023 from the closing of the Initial Public Offering at the election of the Company in two separate three-month extensions subject to satisfaction of certain conditions, including the deposit of $2,000,000 for each three-month extension, into the Trust Account, or as extended by the Company’s shareholders in accordance with our amended and restated memorandum and articles of association), the Private Placement Warrants will expire worthless. The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target Business Combination, completing an initial Business Combination and influencing the operation of the business following the initial Business Combination. This risk may become more acute as the 18-month anniversary of the closing of the Initial Public Offering nears, which is generally the deadline for our consummation of an initial Business Combination.

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

Our amended and restated memorandum and articles of association authorize the issuance of up to 200,000,000 Class A Ordinary Shares, 20,000,000 Class B Ordinary Shares, and 1,000,000 preference shares, par value $0.0001 per share. As of March 17, 2023, there are 180,000,000 and 15,000,000 authorized but unissued Class A Ordinary Shares and Class B Ordinary Shares, respectively, available for issuance which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants or shares issuable upon conversion of the Class B Ordinary Shares, if any. The Class B Ordinary Shares will automatically convert into Class A Ordinary Shares (which such Class A Ordinary Shares delivered upon conversion will not have any redemption rights or be entitled to liquidating distributions from the Trust Account if we fail to consummate an initial Business Combination) at the time of our initial Business Combination or earlier at the option of the holders thereof as described herein and in our amended and restated memorandum and articles of association. Immediately after the Initial Public Offering, there are no preference shares issued and outstanding.

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

•	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us;

•	may adversely affect prevailing market prices for our Units, Class A Ordinary Shares and/or public warrants; and

•	may not result in adjustment to the exercise price of our warrants.

We may be a passive foreign investment company, or “PFIC,” which could result in adverse U.S. federal income tax consequences to U.S. investors.

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder of our Class A Ordinary Shares or warrants, the U.S. Holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. We expect that we were a PFIC for our taxable year ending December 31, 2022 and, although our PFIC status will not be determinable until the end of the taxable year, we may be a PFIC for our current tax year. If we determine we are a PFIC for any taxable year, upon written request, we will endeavor to provide to a U.S. Holder such information as the Internal Revenue Service (“IRS”) may require, including a PFIC Annual Information Statement, in order to enable the U.S. Holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information, and such election would be unavailable with respect to our warrants in all cases. We urge U.S. investors to consult their tax advisors regarding the possible application of the PFIC rules.

Our proximity to our liquidation date expresses substantial doubt about our ability to continue as a “going concern.”

In connection with the Company’s assessment of going concern considerations in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. While the Company intends to amend and restate its Memorandum and Articles of Association to extend the liquidation date, the Company cannot assure you that it will receive the requisite approval of the Company’s shareholders in accordance with its Memorandum and Articles of Association to take such action. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after April 25, 2023. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

Our independent auditors have included an Explanatory Paragraph on our ability to continue as a going concern in their audit opinion.

As more fully described in the audit opinion preceding the financial statements herein, our independent auditors have included an Explanatory Paragraph regarding our ability to continue as a going concern and noting that the accompanying financial statements have been prepared assuming that we will continue as a going concern and the financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls in our Annual Report on Form 10-K for the year ended December 31, 2023. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial Business Combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

Exchange rate fluctuations and currency policies may cause a target business’s ability to succeed in the international markets to be diminished.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our executive offices are located at 19 West 24th St., 10th Floor, New York, New York 10010 and our telephone number is (917) 338-7786. We pay a total of $10,000 per month to an affiliate of our Sponsor for office space, administrative and support services. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

(a)	Market Information

Our Units, Class A Ordinary Shares and public warrants are each traded on the Nasdaq under the symbols “GTACU,” “GTAC” and “GTACW,” respectively. Our Units commenced public trading on October 21, 2021, and our Class A Ordinary Shares and public warrants commenced public trading separately on December 17, 2021.

(b)	Holders

On March 17, 2023, there was one holder of record of our Units, one holder of record of our Class A Ordinary Shares and two holders of record of our warrants.

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

Not applicable.

(f)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

(g)	Use of Proceeds from the Initial Public Offering

On October 25, 2021, we consummated our Initial Public Offering of 20,000,000 Units. Each Unit consists of one Class A Ordinary Share and one-half of one redeemable public warrant, with each whole public warrant entitling the holder thereof to purchase one Class A Ordinary Share for $11.50 per share. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $200,000,000.

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

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.

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

•	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us;

•	may adversely affect prevailing market prices for our Units, Class A Ordinary Shares and/or public warrants; and may not result in adjustment to the exercise price of our public warrants.

Similarly, if we issue debt or otherwise incur significant debt, it could result in:

•	default and foreclosure on our assets if our operating revenues after an initial Business Combination are insufficient to repay our debt obligations;

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

As indicated in the accompanying financial statements, as of December 31, 2022 we had approximately $744,000 of cash and approximately $819,000 of working capital. Further, we expect to incur significant costs in the pursuit of our initial Business Combination. We cannot assure you that our plans to complete our initial Business Combination will be successful.

Results of Operations and Known Trends or Future Events

Our entire activity from February 9, 2021 (inception) through October 25, 2021, was in preparation for the Initial Public Offering, and since our Initial Public Offering through December 31, 2022, our activity has been limited to the identifying and completing a suitable initial Business Combination. We will not generate any operating revenues until the closing and completion of our initial Business Combination.

For the year ended December 31, 2022 and for the period from February 9, 2021 (inception) to December 31, 2021, we had net income of approximately $12,707,000 and $4,347,000, respectively, which consisted of an approximately $10,455,000 and $5,125,000, respectively, in change in fair value of derivative warrant liabilities, and approximately $2,942,000 and $4,000, respectively, of interest income on investments held in Trust Account, partly offset by approximately $690,000 and $291,000, respectively, of loss from operations. The loss from operations since October 25, 2021 consists primarily of our costs of operating as a public company (for legal, financial reporting, accounting and auditing compliance), as well as costs associated with searching for a business combination target. Prior to October 25, 2021, our costs from operations were primarily devoted or organizational activities and those activities necessary to prepare for our Initial Public Offering. As noted, we have and expect to continue to generate non-operating income in the form of interest income on investments and cash and cash equivalents.

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

We have entered into an administrative services agreement pursuant to which we pay our Sponsor or an affiliate thereof $10,000 per month (which is a portion of the amounts of operating costs referenced above) for office space, utilities, secretarial and administrative services provided to members of our management team, as well as the services provided by one or more investment professionals, creation and maintenance of our website, and miscellaneous additional services and other expenses and obligations of our Sponsor. Furthermore, we may enter into consulting arrangements directly or indirectly with individuals (who will not be our executive officers) to provide similar services.

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

Liquidity and Capital Resources

Our liquidity needs were satisfied prior to the completion of the Initial Public Offering through (i) $25,000 paid by our Sponsor to cover certain of our offering and formation costs in exchange for the issuance of the Founder Shares to our Sponsor and (ii) the receipt of loans to us of up to $240,000 by our Sponsor under an unsecured promissory note through closing of the Initial Public Offering on October 25, 2021 and upon closing of the Initial Public Offering, the entire balance of $240,000 was repaid.

The net proceeds from (i) the sale of the Units in the Initial Public Offering, after deducting offering expenses of approximately $725,000, underwriting commissions of $4,000,000 including the commission on the underwriters’ over-allotment option exercise (excluding deferred underwriting commissions of $7,000,000, including the deferred commission on the underwriters’ over-allotment option, 47.5% of which has been forfeited on October 3, 2022 by one of the underwriters in the Company’s October 25, 2021 Initial Public Offering), and (ii) the sale of the Private Placement Warrants for a purchase price of $10,500,000 including the amount paid in connection with the underwriters’ over-allotment option exercise were approximately $205,775,000. Of this amount, $204,000,000 was deposited in the Trust Account, which includes the deferred underwriting commissions described above. The proceeds held in the Trust Account is required to be, and is invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. The remaining $1,775,000 has not been held in the Trust Account.

At December 31, 2022 we had approximately $744,000 in cash and approximately $819,000 in working capital. Cash used in operations was approximately $475,000 for the year ended December 31, 2022.

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

Except in connection with a potential Company-elected extension of the Completion Window (as described below), we do not believe we will need to raise additional funds following the Initial Public Offering in order to meet the expenditures required for operating our business prior to our initial Business Combination, other than funds available from loans from our Sponsor, its affiliates or members of our management team. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial Business Combination. In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial Business Combination, our Sponsor or an affiliate of our

Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that our initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our initial Business Combination, we do not expect to seek loans from parties other than our Sponsor, its affiliates or our management team as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

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

Going Concern Consideration:

In connection with the assessment of going concern considerations in accordance with the Financial Accounting Standard Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, “Presentation of Financial Statements- Going Concern,” we have until April 25, 2023 to consummate an initial Business Combination. It is uncertain that we will be able to consummate an initial Business Combination by this time. If an initial Business Combination cannot be completed prior to April 25, 2023, there will be a mandatory liquidation and subsequent dissolution of the Company unless, prior to such date, the Company receives an extension approval from its shareholders or elects to extend the date on which an initial Business Combination must be consummated (the Company may extend the date on which an initial Business Combination must be consummated to October 25, 2023 in two separate three-month extensions subject to satisfaction of certain conditions, including the deposit of $2,000,000 for each three-month extension).

Given such a Company-elected extension requires a $2,000,000 deposit per three-month extension, to so extend, the Company will need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors or third parties. The Company’s officers, directors and Sponsors may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly the Company may not be able to obtain additional financing. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

Management believes that the funds which the Company has available are sufficient at December 31, 2022 to enable it to sustain operations for a period of at least one year after the issuance date of this Report, but not sufficient to fund extension payments. Management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after this Report is issued if an initial Business Combination is not consummated. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Subsequent to December 31, 2022, on March 24, 2023, the Company filed a definitive proxy statement with the SEC calling for a general meeting of the Company. At the meeting, the Company will seek to amend and restate the Company’s amended and restated memorandum and articles of association by a special resolution which, as a matter of Cayman Islands law, will require the approval of holders of at least two-thirds of the Company’s Ordinary Shares who attend and vote at the general meeting. The amendment and restatement of the Company’s amended and restated memorandum and articles of association, if approved, would extend the date on which an initial Business Combination must be consummated to April 25, 2024, or to October 25, 2024 at the election of the Company in two separate three-month extensions subject to satisfaction of certain conditions, including the deposit of up to $2,000,000 ($0.10 per unit in each case) for each three-month extension, into the Trust Account. The Company cannot guarantee that it will receive the requisite approval to extend the date on which an initial Business Combination must be consummated.

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

Net Income per Ordinary Share:

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

The Company has not considered the effect of the public warrants sold in the Initial Public Offering and Private Placement Warrants sold in the private placement to purchase an aggregate of 20,500,000 Class A Ordinary Shares in the calculation of diluted income per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted income per Ordinary Share is the same as basic income per Ordinary Share for the periods presented.

At December 31, 2022 and 2021, the Company has two classes of shares, which are referred to as Class A Ordinary Shares and Class B Ordinary Shares. Income and losses are shared pro rata among the two classes of shares. Net income per Ordinary Share is calculated by dividing the net income by the weighted average number of Ordinary Shares outstanding during the respective period.

The following table reflects the net income per share after allocating income between the shares based on outstanding shares.

	For the year ended December 31, 2022		For the period from February 9, 2021 (inception) through December 31, 2021
	Class A	Class B	Class A	Class B
Numerator:
Allocation of income – basic and diluted	$10,166,000	$2,541,000	$2,050,000	$2,296,000
Denominator:
Basic and diluted weighted average Ordinary Shares Outstanding	20,000,000	5,000,000	4,986,000	4,452,000

Basic and diluted net income per Ordinary Share	$0.51	$0.51	$0.46	$0.46

Class A Ordinary Shares Subject to Possible Redemption:

All of the 20,000,000 Class A Ordinary Shares sold on October 25, 2021 as part of a Unit in the Initial Public Offering discussed in Note 3 to the financial statements contain a redemption feature which allows for the redemption of Ordinary Shares under the Company’s liquidation or tender offer/shareholder approval provisions. In accordance with FASB ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of FASB ASC 480. Although the Company did not specify a maximum redemption threshold, its articles of association provide that in no event will it redeem its public shares in an amount that would cause its net tangible assets (tangible assets less intangible assets and liabilities) to be less than $5,000,001. However, because all of the Class A Ordinary Shares are redeemable, all of the shares are recorded as Class A Ordinary Shares subject to redemption on the Company’s balance sheets.

Derivative Financial Instruments:

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with FASB ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value upon issuance, and the liability is then re-valued at each reporting date, as determined by the Company based upon a valuation report obtained from its independent third-party valuation firm, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Company’s warrant liability is a derivative financial instrument – see Note 5 to the financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8. Financial Statements and Supplementary Data

This information appears following Item 15 of this Report and is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2022, our disclosure controls and procedures were effective.

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

Management’s Annual Report on Internal Controls over Financial Reporting

As required by the SEC rules and regulations for the implementation of Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. A control system, no matter how well designed and operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met. Because of these inherent limitations, management does not expect that our internal control over financial reporting will prevent all error and all fraud. Management conducted an evaluation of our internal control over financial reporting as of December 31, 2022, based on the framework in Internal Control-Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (the “2013 Framework”). Based on our evaluation under the 2013 Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fiscal year ended December 31, 2022 covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Title
Fabrice Grinda	48	Executive Chairman and Director
Arnau Porto Dolc	37	Chief Executive Officer and Director
Aleksander Baranski	42	Chief Financial Officer and Secretary
Jeffrey Weinstein	33	Chief Strategy Officer
Robert Perdue	56	Director
Gabriel Silva	43	Director
Juan Villalonga	69	Director
Michael Zeisser	58	Director

The experience of our directors and executive officers is as follows:

Fabrice Grinda has served as our Executive Chairman and as one of our Directors since February 2021. Mr. Grinda also serves as the Co-Founder and Managing Partner of FJ Labs, a venture firm and startup studio that invests in and builds online marketplaces. Prior to FJ Labs, Mr. Grinda was co-founder and co-Chief Executive Officer of OLX, one of the largest websites in the world with over 300 million unique visitors per month, and, prior to that, founded Zingy, a mobile media start-up which he grew to $200M in revenue and sold to Japanese media conglomerate For-Side in 2004. Mr. Grinda started his entrepreneurial journey in 1998, when he co-founded and was Chief Executive Officer of Aucland, one of the largest auction sites in Europe. Before beginning his entrepreneurial endeavors, Mr. Grinda worked as a management consultant for McKinsey & Company. Mr. Grinda holds a bachelor’s degree in Economics from Princeton University. We believe Mr. Grinda is uniquely qualified to serve on our board of directors due to his executive leadership experience at numerous companies.

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

Aleksander Baranski has served as our Chief Financial Officer and Secretary since November 2022. Prior to his role as Chief Financial Officer, Mr. Baranski served as a Vice President of the Company. Mr. Baranski has also served as a partner at Greentrail Capital since July 2021. He has invested in various technology companies, including Palantir Technologies and Cohesity, through his investment venture, Carlton Hill Partners, since July 2018. From August 2020 to March 2021, Mr. Baranski worked at Optiver, a proprietary trading firm, where he focused on special situations in Europe and the U.S. Prior to that, Mr. Baranski served as a hedge fund investment professional at both Smith Cove Capital Management, from June 2017 to July 2018, and Perry Capital, from March 2014 to August 2016, where he invested across the capital structure. Additionally, Mr. Baranski worked at The Blackstone Group, where he was involved in multiple transactions across various sectors. He began his career at McKinsey & Company. Mr. Baranski received his Master in Business Administration with honors from the Wharton School at the University of Pennsylvania, a Master’s Degree in International Management from the CEMS program at the Erasmus University and the Warsaw School of Economics, and a Master’s Degree in Finance with honors from the Warsaw School of Economics.

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

Number and Terms of Office of Officers and Directors

Our board of directors consists of seven members and is divided into three classes, with only one class of directors being appointed in each year, and with each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term. In accordance with the Nasdaq corporate governance requirements, we are not required to hold an annual general meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of the first class of directors, consisting of Robert Perdue and Michael Zeisser, will expire at our first annual general meeting. The term of office of the second class of directors, consisting of Gabriel Silva and Arnau Porto Dolc, will expire at our second annual general meeting. The term of office of the third class of directors, consisting of Fabrice Grinda, and Juan Villalonga, will expire at our third annual general meeting.

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

Nominating and Corporate Governance Committee

We have established a nominating and corporate governance committee of our board of directors. The members of our nominating committee are Mr. Perdue, Mr. Villalonga and Mr. Zeisser. Mr. Perdue serves as chairman of the nominating committee. Under the Nasdaq listing standards, a nominating committee must be composed entirely of independent directors. Our board of directors has determined that each of Mr. Perdue, Mr. Villalonga and Mr. Zeisser are independent.

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

Code of Conduct

We have adopted a Code of Conduct applicable to our directors, officers and employees, which is filed as an exhibit to this Report and posted on our website, www.gtac.io, along with our audit, compensation, and nominating and corporate governance committee charters. We intend to disclose any amendments to or waivers of certain provisions of our Code of Conduct in a Current Report on Form 8-K.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons. Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that during the year ended December 31, 2022, all reports applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner in accordance with Section 16(a) of the Exchange Act.

Item 11. Executive Compensation

Executive Officers and Directors

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our Ordinary Shares as of March 1, 2023 based on information obtained from the persons named below, with respect to the beneficial ownership of Ordinary Shares, by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding Ordinary Shares;

•	each of our executive officers and directors that beneficially owns our Ordinary Shares; and

•	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 25,000,000 shares of our Ordinary Shares, consisting of (i) 20,000,000 Class A Ordinary Shares and (ii) 5,000,000 Class B Ordinary Shares, issued and outstanding as of March 1, 2023. Voting power represents the combined voting power of Class A Ordinary Shares and Class B Ordinary Shares owned beneficially by such person. On all matters to be voted upon, the holders of the Class A Ordinary Shares and Class B Ordinary Shares vote together as a single class. Currently, all of the Class B Ordinary Shares are convertible into Class A Ordinary Shares on a one-for-one basis. The table below does not include the Class A Ordinary Shares underlying the Private Placement Warrants held or to be held by our officers or Sponsor because these securities are not exercisable within 60 days of this Report.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all Ordinary Shares beneficially owned by them.

	Class A Ordinary Shares		Class B Ordinary Shares		Approximate Percentage of Outstanding Ordinary Shares
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class
Global Technology Acquisition I Sponsor LP (our Sponsor)(2)(3)	—	—	4,880,000	97.6%	19.52%
Arnau Porto Dolc(3)	—	—	—	—	—
Fabrice Grinda(3)	—	—	—	—	—
Aleksander Baranski(3)	—	—	—	—	—
Jeffery Weinstein(3)	—	—	—	—	—
Michael Zeisser(4)	—	—	—	—	—
Robert Perdue(4)	—	—	40,000	0.8%	0.16%
Gabriel Silva(4)	—	—	40,000	0.8%	0.16%
Juan Villalonga(4)	—	—	40,000	0.8%	0.16%
All directors and executive officers as a group (8 individuals)(2)	—	—	120,000	2.4%	0.48%
Other 5% Shareholders
683 Capital Management, LLC(5)	1,535,000	7.7%	—	—	6.14%
Saba Capital Management, L.P.(6)	1,370,338	6.9%	—	—	5.48%
Millennium Management LLC(7)	1,183,545	5.9%	—	—	4.73%
Maverick Capital, Ltd.(8)	1,200,000	6.0%	—	—	4.80%
Glazer Capital, LLC(9)	1,065,367	5.3%	—	—	4.26%

(1)	Unless otherwise noted, the business address of each of our shareholders is 19 West 24th St., 10th Floor, New York, New York 10010.
(2)

Interests shown consist solely of Founder Shares, classified as Class B Ordinary Shares. Such shares are convertible into Class A Ordinary Shares on a one-for-one basis, subject to adjustment pursuant to the anti-dilution provisions contained therein.

(3)

The shares reported in the table above are held in the name of our Sponsor. Global Technology Acquisition I Sponsor GP Ltd. is the general partner of our Sponsor and has voting and investment discretion with respect to the Ordinary Shares held of record by our Sponsor. Arnau Porto, Fabrice Grinda and Jeffery Weinstein are the directors of Global Technology Acquisition I Sponsor GP Ltd. Each director has one vote, and the approval of three of the four directors is required to approve an action of Global Technology Acquisition I Sponsor GP Ltd. Under the so-called “rule of three,” if voting and dispositive decisions regarding an entity’s securities are made by two or more individuals, and a voting and dispositive decision requires the approval of a majority of those individuals, then none of the individuals is deemed a beneficial owner of the entity’s securities. This is the situation with regard to Global Technology Acquisition I Sponsor GP Ltd. Based upon the foregoing analysis, no individual director of Global Technology Acquisition I Sponsor GP Ltd. exercises voting or dispositive control over any of the securities held by Global Technology Acquisition I Sponsor GP Ltd. even those in which he or she directly holds a pecuniary interest. Accordingly, none of them will be deemed to have or share beneficial ownership of such shares. Arnau Porto, Fabrice Grinda and Jeffery Weinstein, individually and together with their controlled affiliates, including FJ Labs, along with Martial Eagle Fund LP and Martial Eagle Special Opportunities Fund I LP (each of Martial Eagle Fund LP and Martial Eagle Special Opportunities Fund I LP (together, “Martial Eagle”) is managed by Erez Kalir), collectively, own 75% of the interests of the Sponsor holding our Class B Ordinary Shares. Moreover, Arnau Porto, Fabrice Grinda and Jeffery Weinstein, individually and together with their controlled affiliates, including FJ Labs, collectively, own 73% of the interests of the Sponsor holding the Private Placement Warrants and have provided 36% of capital for the purchase of our Private Placement Warrants (not assuming the exercise of the underwriters’ overallotment option) and Martial Eagle owns 12% of the interests of the Sponsor holding the Private Placement Warrants and have provided 37% of capital for the purchase of our Private Placement Warrants (not assuming the exercise of the underwriters’ overallotment option). Additionally, each of our officers, directors and strategic advisors is, directly or indirectly, a member of our Sponsor or have direct or indirect economic interests in our Sponsor, and each of them disclaims any beneficial ownership of any shares held by our Sponsor except to the extent of his or her ultimate pecuniary interest.

(4)

Each of our independent directors is, directly or indirectly, a member of our Sponsor or has direct or indirect economic interests in our Sponsor, and each of them disclaims any beneficial ownership of any shares held by our Sponsor except to the extent of his or her ultimate pecuniary interest.

(5)

According to a Schedule 13G filed on November 1, 2021, 683 Capital Management, LLC acquired 1,535,000 Class A Ordinary Shares. The business address for the reporting persons is 3 Columbus Circle, Suite 2205, New York, NY 10019.

(6)

According to a Schedule 13G filed on January 31, 2022, Saba Capital Management, L.P. acquired 1,370,338 Class A Ordinary Shares. The business address for the reporting persons is 405 Lexington Avenue, 58th Floor, New York, New York 10174.

(7)

According to a Schedule 13G (Amendment No. 1) filed on January 13, 2023, Millennium Management LLC acquired 1,183,545 Class A Ordinary Shares. The business address for the reporting persons is 399 Park Avenue, New York, New York 10022.

(8)

According to a Schedule 13G/A filed on February 14, 2023, Maverick Capital, Ltd. acquired 1,200,000 Class A Ordinary Shares. The business address for the reporting persons is 1900 N. Pearl Street, 20th Floor, Dallas, Texas 75201.

(9)

According to a Schedule 13G filed on February 14, 2023, Glazer Capital, LLC acquired 1,065,367 Class A Ordinary Shares. The business address for the reporting persons is 250 West 55th Street, Suite 30A, New York, New York 10019.

Securities Authorized for Issuance under Equity Compensation Table

None.

Changes in Control

In the event of the consummation of a Business Combination, there will be a change of control. See “Item 1. Business” above.

Item 13. Certain Relationships and Related Transactions, and Director Independence

On February 10, 2021, the Sponsor paid $25,000, or approximately $0.004 per share, to cover certain of our offering and formation costs in consideration for 6,468,750 Class B Ordinary Shares. On June 30, 2021, our Sponsor surrendered 2,156,250 Class B Ordinary Shares for no consideration, resulting in 4,312,500 shares outstanding of which 562,500 were subject to forfeiture in the event the underwriters’ over-allotment option is not exercised. On October 20, 2021, we approved a 1.16666667 for 1 share dividend for each Class B Ordinary Share outstanding, resulting in 5,031,250 Class B Ordinary Shares outstanding. All share and per share amounts have been restated. The Founder Shares included an aggregate of up to 656,250 shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the Sponsor would collectively own, on an as-converted basis, 20% of the Company’s issued and outstanding Ordinary Shares after the Initial Public Offering (assuming the Sponsor did not purchase any public shares in the Initial Public Offering). As a result of the underwriters’ election to partially exercise their over-allotment option, on December 5, 2021, 31,250 Class B Ordinary Shares were forfeited, resulting in an aggregate of 5,000,000 Class B Ordinary Shares issued and outstanding. The Founder Shares (including the Class A Ordinary Shares issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

On July 11, 2021, our Sponsor transferred 40,000 Founder Shares to each of our independent directors, other than Michael Zeisser, at their original purchase price. On October 20, 2021, each of the shareholding independent directors transferred 6,666.6668 Founder Shares, the amount each received in the October 20, 2021 share dividend, to our Sponsor.

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

Prior to the closing of our Initial Public Offering, our Sponsor loaned us $240,000 under an unsecured promissory note, which were used for a portion of the expenses of our Initial Public Offering. The loans were fully repaid upon the closing of our Initial Public Offering, and no amounts under the note were outstanding as of December 31, 2022.

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

Policy for Approval of Related Party Transactions

The audit committee of our board of directors adopted a charter, providing for the review, approval and/or ratification of “related party transactions,” which are those transactions required to be disclosed pursuant to Item 404 of Regulation S-K as promulgated by the SEC, by the audit committee. At its meetings, the audit committee shall be provided with the details of each new, existing or proposed related party transaction, including the terms of the transaction any contractual restrictions that the company has already committed to, the business purpose of the transaction and the benefits of the transaction to the company and to the relevant related party. Any member of the committee who has an interest in the related party transaction under review by the committee shall abstain from voting on the approval of the related party transaction, but may, if so requested by the chairman of the committee, participate in some or all of the committee’s discussions of the related party transaction. Upon completion of its review of the related party transaction, the committee may determine to permit or to prohibit the related party transaction.

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

Item 14. Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Marcum LLP (“Marcum”), our independent registered accounting firm, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2022 and for the period from February 9, 2021 (inception) through December 31, 2021 totaled approximately $106,090 and $161,620, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards during the year ended December 31, 2022 or for the period from February 9, 2021 (inception) through December 31, 2021.

Tax Fees. We did not pay Marcum for tax planning and tax advice during the year ended December 31, 2022 or for the period from February 9, 2021 (inception) through December 31, 2021.

All Other Fees. We did not pay Marcum for other services during the year ended December 31, 2022 or for the period from February 9, 2021 (inception) through December 31, 2021.

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

PART IV

Item 15. Exhibits, Financial Statements and Financial Statement Schedules

(a)	The following documents are filed as part of this Report:

(i) Financial Statements:
Page No.
	Report of Independent Registered Public Accounting Firm	F-1
	Balance Sheets as of December 31, 2022 and 2021	F-2
	Statements of Operations for the year ended December 31, 2022 and for the period from February 9, 2021 (inception) through December 31, 2021	F-3
	Statements of Changes in Shareholders’ Deficit for the year ended December 31, 2022 and for the period from February 9, 2021 (inception) through December 31, 2021	F-4
	Statements of Cash Flows for the year ended December 31, 2022 and for the period from February 9, 2021 (inception) through December 31, 2021	F-5
	Notes to Financial Statements	F-6

(ii) Financial Statement Schedules:

None.

(iii) Exhibits

Exhibit No.	Description

1.1	Underwriting Agreement by and among the Company, Citigroup Global Markets Inc. and Goldman Sachs & Co. LLC, as representatives of the several underwriters named therein. (3)

3.1	Amended and Restated Memorandum and Articles of Association. (3)

4.1	Specimen Unit Certificate. (2)

4.2	Specimen Class A Ordinary Share Certificate. (1)

4.3	Specimen Warrant Certificate. (1)

4.4	Warrant Agreement, dated October 20, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (3)

4.5	Description of Registrant’s Securities. (4)

10.1	Investment Management Trust Agreement, dated October 20, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (3)

10.2	Registration Rights Agreement, dated October 20, 2021, by and between the Company and the Sponsor. (3)

10.3	Private Placement Warrant Purchase Agreement, dated October 20, 2021, by and between the Company and the Sponsor. (3)

10.4	Promissory Note, dated February 10, 2021, issued to the Sponsor. (4)

10.5	Letter Agreement, dated October 20, 2021, by and among the Company, its officers, its directors and the Sponsor. (3)

10.6	Form of Indemnity Agreement between the Company and each of its directors and officers. (3)

10.7	Amended and Restated Securities Subscription Agreement, dated February 10, 2021, between the Company and the Sponsor. (1)

10.8	Administrative Services Agreement, dated October 20, 2021, by and between the Company and the Sponsor. (4)

14.1	Code of Conduct. (4)

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

Exhibit No.	Description

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350*

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350*

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document*

101.LAB	Inline XBRL Taxonomy Label Linkbase Document*

101.PRE	Inline XBRL Definition Linkbase Document*

101.DEF	Inline XBRL Definition Linkbase Document*

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)*

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to the Company’s Form S-1, filed with the SEC on July 12, 2021.
(2)	Incorporated by reference to the Company’s Form S-1/A, filed with the SEC on October 4, 2021.
(3)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on October 25, 2021.
(4)	Incorporated by reference to the Company’s Form 10-K, filed with the SEC on March 16, 2022.

Item 16. Form 10-K Summary

Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of
Global Technology Acquisition Corp. I
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Global Technology Acquisition Corp. I (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in shareholders’ deficit and cash flows for the year ended December 31, 2022 and for the period from February 9, 2021 (inception) through December 31, 2021, and the related notes
(collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and for the period from February 9, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
Explanatory Paragraph – Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company’s ability to execute its business plan is dependent upon the consummation of a business combination and it lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. Further, if the Company does not complete a business combination by April 25, 2023, or obtain approval for an extension of this deadline, it will be required to cease all operations except for the purpose of liquidating. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Marcum
LLP
Marcum LLP
We have served as the Company’s auditor since 2021.
New York, NY
March 31, 2023

GLOBAL TECHNOLOGY ACQUISITION CORP. I
BALANCE SHEETS

	December 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash	$744,000	$1,326,000
Prepaid expenses	167,000	409,000

Total current assets	911,000	1,735,000
Non-current asset – Investments held in Trust Account	206,946,000	204,004,000

Total assets	$207,857,000	$205,739,000

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable (including approximately $107,000 of offering costs in 2021)	73,000	147,000
Accrued liabilities	19,000	79,000

Total current liabilities	92,000	226,000
Other liabilities:
Warrant liabilities	615,000	11,070,000
Deferred underwriting compensation	3,675,000	7,000,000

Total liabilities	4,382,000	18,296,000
Commitments and Contingencies (see Note 8)
Class A ordinary shares subject to possible redemption: 20,000,000 shares (at $10.35 and $10.20 per share at December 31, 2022 and December 31, 2021, respectively)	206,946,000	204,000,000

SHAREHOLDERS’ DEFICIT
Preferred shares, $0.0001 par value; 1,000,000 shares authorized, none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value, 200,000,000 authorized shares, none issued or outstanding (excluding 20,000,000 shares subject to possible redemption) as of December 31, 2022 and December 31, 2021	—	—
Class B ordinary shares, $0.0001 par value, 20,000,000 authorized shares, 5,000,000 shares issued and outstanding, at December 31, 2022 and December 31, 2021 ($500, rounded to $1,000 and $1,000)	1,000	1,000
Additional paid-in-capital	—	—
Accumulated deficit	(3,472,000)	(16,558,000)

Total shareholders’ deficit	(3,471,000)	(16,557,000)

Total liabilities and shareholders’ deficit	$207,857,000	$205,739,000

See accompanying notes to financial statements

GLOBAL TECHNOLOGY ACQUISITION CORP. I
STATEMENTS OF OPERATIONS

	For the year ended December 31, 2022	For the period from February 9, 2021 (inception) to December 31, 2021
General and administrative expenses	$690,000	$291,000

Loss from operations	(690,000)	(291,000)
Other income (expense):
Interest income on Trust Account	2,942,000	4,000
Warrant liability issuance costs	—	(491,000)
Change in fair value of warrant liability	10,455,000	5,125,000

Income before provision for income tax	12,707,000	4,347,000
Provision for income tax	—	—

Net income	$12,707,000	$4,347,000

Weighted average Class A ordinary shares outstanding - basic and diluted	20,000,000	4,986,000

Net income per Class A ordinary share – basic and diluted	$0.51	$0.46

Weighted average Class B ordinary shares outstanding – basic and diluted	5,000,000	4,452,000

Net income per Class B ordinary share – basic and diluted	$0.51	$0.46

See accompanying notes to financial statements

GLOBAL TECHNOLOGY ACQUISITION CORP. I
STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
For the year ended December 31, 2022:

	Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount
Balance, December 31, 2021	5,000,000	$1,000	$—	$(16,558,000)	$(16,557,000)
Accretion in value of Class A ordinary shares subject to redemption	—	—	—	(2,946,000)	(2,946,000)
Reduction in deferred underwriters’ compensation	—	—	—	3,325,000	3,325,000
Net income	—	—	—	12,707,000	12,707,000

Balance, December 31, 2022	5,000,000	$1,000	$—	$(3,472,000)	$(3,471,000)

For the period from February 9, 2021 (inception) to December 31, 2021:

	Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount
Balance, February 9, 2021 (inception)	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor at approximately $0.005 per share	5,031,250	1,000	24,000	—	25,000
Forfeiture of Class B ordinary shares by Sponsor underwriters’ partial exercise of its over-allotment option	(31,250)	—	—	—	—
Proceeds from sale of 10,500,000 Private Placement Warrants at $1.00 in excess of fair value of $0.79 per warrant	—	—	2,205,000	—	2,205,000
Accretion for Class A ordinary shares subject to redemption to redemption amount	—	—	(2,229,000)	(20,905,000)	(23,134,000)
Net income	—	—	—	4,347,000	4,347,000

Balance, December 31, 2021	5,000,000	$1,000	—	$(16,558,000)	$(16,557,000)

See accompanying notes to financial statements

GLOBAL TECHNOLOGY ACQUISITION CORP. I
STATEMENTS OF CASH FLOWS

	For the Year ended December 31, 2022	For the period from February 9, 2021 (inception) to December 31, 2021
Cash flows from operating activities:
Net income	$12,707,000	$4,347,000
Adjustments to reconcile net income to net cash used in operating activities:
Payment by Founders of formation costs	—	5,000
Income from cash and investments held in Trust Account	(2,942,000)	(4,000)
Warrant liability issuance costs	—	491,000
Change in fair value of warrant liability	(10,455,000)	(5,125,000)
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses	242,000	(409,000)
Increase in accounts payable (excluding offering costs of $107,000 in 2021)	33,000	40,000
Increase (decrease) in accrued liabilities	(60,000)	79,000

Net cash used in operating activities	(475,000)	(576,000)

Cash flows used in investing activities:
Cash deposited in Trust Account	—	(204,000,000)

Net cash used in operating activities	—	(204,000,000)

Cash flows from financing activities:
Proceeds from Sponsor Note	—	240,000
Proceeds from sale of Units to the public	—	200,000,000
Proceeds from sale of Private Placement Warrants	—	10,500,000
Payment of underwriting discounts	—	(4,000,000)
Payment of deferred offering costs	(107,000)	(598,000)
Payment of Note payable to Sponsor	—	(240,000)

Net cash (used in) provided by financing activities	(107,000)	205,902,000

Net change in cash	(582,000)	1,326,000
Cash at beginning of period	1,326,000	—

Cash at end of period	$744,000	$1,326,000

Supplemental disclosure of non-cash financing activities:

Deferred offering costs included in accounts payable	$—	$107,000

Deferred underwriters’ compensation (reduction)	$(3,325,000)	$7,000,000

Remeasurement of carrying value to redemption value of Class A Ordinary shares subject to redemption	$2,942,000	$—

See accompanying notes to financial statements

GLOBAL TECHNOLOGY ACQUISITION CORP. I
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
At December 31, 2022, the Company had not commenced any operations. All activity for the period from February 9, 2021 (inception) to December 31, 2022 relates to the Company’s formation and the initial public offering (“Public Offering”) described below and, subsequent to the Public Offering, identifying and completing an initial Business Combination. The Company will not generate any operating revenues until after completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income on investments and cash and cash equivalents from the proceeds derived from the Public Offering.
Sponsor and Public Offering:
The Company’s sponsor is Global Technology Acquisition I Sponsor LP, an exempted limited liability partnership registered in the Cayman Islands (the “Sponsor”). The Company intends to finance a Business Combination with proceeds from the $200,000,000 Public Offering (Note 3) and a $10,500,000 private placement (the “Private Placement”) (Note 4), net of expenses of the offering and working capital to be available to the Company. Upon the closing of the Public Offering and the Private Placement on October 25, 2021, $204,000,000 was deposited in a trust account (the “Trust Account”).
The Trust Account:
The funds in the Trust Account are invested only in U.S. government treasury bills with a maturity of one hundred and eighty-five (185) days or less or in money market funds meeting certain conditions under Rule
2a-7
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
The Company’s amended and restated memorandum and articles of association provides that, other than the withdrawal of interest to pay tax obligations, if any, less up to $100,000 interest to pay dissolution expenses, none of the funds held in trust will be released until the earliest of: (a) the completion of the initial Business Combination, (b) the redemption of any Class A ordinary shares included in the Units (defined below) sold in the Public Offering properly submitted in connection with a shareholder vote to amend the Company’s amended and restated certificate of incorporation (i) to modify the substance or timing of the Company’s obligation to redeem 100% of the Class A ordinary shares if the Company does not complete the initial Business Combination within 18 months from the closing of the Public Offering (or up to 24 months from the date of closing of the Public Offering in two separate three-month extensions subject to satisfaction of certain conditions, including the deposit of $2,000,000 for each three-month extension, into the Trust Account, or as extended by the Company’s shareholders in accordance with the Company’s amended and restated memorandum and articles of association)) or (ii) with respect to any other provision relating to shareholders’ rights or pre-Business
Combination activity, and (c) the redemption of the Class A ordinary shares if the Company is unable to complete the initial Business Combination within 24 months as previously described. The proceeds deposited in the Trust Account could become subject to the claims of creditors, if any, which could have priority over the claims of the Company’s Class A ordinary share shareholders.

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
The Company, after signing a definitive agreement for a Business Combination, will either (i) seek shareholder approval of the Business Combination at a meeting called for such purpose in connection with which shareholders may seek to redeem their shares, regardless of whether they vote for or against the Business Combination, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest but less taxes payable and amounts released for taxes, or (ii) provide shareholders with the opportunity to have their shares redeemed by the Company by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to commencement of the tender offer, including interest but less taxes payable and amounts released to the Company for working capital. The decision as to whether the Company will seek shareholder approval of the Business Combination or will allow shareholders to sell their shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek shareholder approval unless a vote is required by the rules of the NASDAQ Global Market. If the Company seeks shareholder approval, it will complete its Business Combination only if a majority of the outstanding shares of Class A ordinary shares and shares of Class B ordinary shares voted are voted in favor of the Business Combination. However, in no event will the Company redeem its Class A ordinary shares in an amount that would cause its net tangible assets (total assets less intangible assets and liabilities) to be less than $5,000,001 upon consummation of a Business Combination. In such case, the Company would not proceed with the redemption of its Class A ordinary shares and the related Business Combination, and instead may search for an alternate Business Combination.
If the Company holds a shareholder vote or there is a tender offer for shares in connection with a Business Combination, a Class A ordinary share shareholder will have the right to redeem its shares for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest but less taxes payable and amounts released to the Company for working capital. As a result, such Class A ordinary shares are recorded at redemption amount and classified as temporary equity upon the completion of the Public Offering, in accordance with Financial Accounting Standards Accounting Standards Board Codification (“FASB ASC 480”), “Distinguishing Liabilities from Equity.” The amount in the Trust Account, upon closing of the Public Offering on October 25, 2021, was initially $10.20 per Class A ordinary share ($204,000,000 held in the Trust Account divided by 20,000,000 Class A ordinary shares).
The Company will have 18 months from the closing date of the Public Offering, until April 25, 2023, (or until October 25, 2023 in two separate three-month extensions subject to satisfaction of certain conditions, including the deposit of $2,000,000 for each three-month extension (which amounts the Company does not currently have available to it), into the Trust Account, or as extended by the Company’s shareholders in accordance with the Company’s amended and restated memorandum and articles of association) to complete its initial Business Combination. If the Company does not complete a Business Combination within this period of time, it shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Class A ordinary shares for a per share pro rata portion of the Trust Account, including interest, but less taxes payable and amounts released to the Company for working capital (less up to $100,000 of such net interest to pay dissolution expenses) and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its creditors and remaining shareholders, as part of its plan of dissolution and liquidation. The initial shareholders have entered into letter agreements with us, pursuant to which they have waived their rights to participate in any redemption with respect to their initial shares; however, if the initial shareholders or any of the Company’s officers, directors or affiliates acquire Class A ordinary shares in or after the Public Offering, they will be entitled to a pro rata share of the Trust Account upon the Company’s redemption or liquidation in the event the Company does not complete a Business Combination within 18 months from the closing of the Public Offering (or 24 months as previously described, if the Company is able to make the required additional deposits into the Trust Account).

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
Conflict in Ukraine — In February 2022, the Russian Federation commenced a military action against the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation. The impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements.
Liquidity and Going Concern:
In connection with the assessment of going concern considerations in accordance with the Financial Accounting Standard Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic
205-40,
“Presentation of Financial Statements- Going Concern,” the Company has until April 25, 2023 to consummate an initial Business Combination. It is uncertain that the Company will be able to consummate an initial Business Combination by this time. If an initial Business Combination cannot be completed prior to April 25, 2023, there will be a mandatory liquidation and subsequent dissolution of the Company unless, prior to such date, the Company receives an extension approval from its shareholders or elects to extend the date on which an initial Business Combination must be consummated (as described above).
Given such a Company-elected extension requires a $2,000,000 deposit per three-month extension, to so extend, the Company will need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors or third parties. The Company’s officers, directors and Sponsors may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly the Company may not be able to obtain additional financing. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.
Management believes that the funds which the Company has available are sufficient at December 31, 2022 to enable it to sustain operations for a period of at least one year after the issuance date of these financial statements, but not sufficient to fund extension payments. Management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the issuance of these financial statements if an initial Business Combination is not consummated. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. See also, Note 9.
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
Net Income per Ordinary Share:
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
The Company has not considered the effect of the warrants sold in the Public Offering (the “Public Warrants”) and Private Placement to purchase an aggregate of 20,500,000 Class A ordinary shares in the calculation of diluted income per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted income per ordinary share is the same as basic income per ordinary share for the periods presented.
At December 31, 2022 and 2021, the Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata among the two classes of shares. Net income per ordinary share is calculated by dividing the net income by the weighted average number of ordinary shares outstanding during the respective period.
The following table reflects the net income per share after allocating income between the shares based on outstanding shares.

	For the year ended December 31, 2022		For the period from February 9, 2021 (inception) through December 31, 2021
	Class A	Class B	Class A	Class B
Numerator:
Allocation of income – basic and diluted	$10,166,000	$2,541,000	$2,050,000	$2,296,000
Denominator:
Basic and diluted weighted average Ordinary Shares Outstanding	20,000,000	5,000,000	4,986,000	4,452,000

Basic and diluted net income per Ordinary Share	$0.51	$0.51	$0.46	$0.46

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
Cash and cash equivalents:
The Company considers all highly liquid instruments with maturities of one year or less when acquired to be cash equivalents. The Company has no cash equivalents at December 31, 2022 and 2021.
Concentration of Credit Risk:
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which at times, may exceed the Federal depository insurance coverage of $250,000. Any loss incurred or lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations and cash flows.
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
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed as of December 31, 2022 and 2021, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.
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
Class A Ordinary Shares Subject to Possible Redemption:
All of the 20,000,000 Class A ordinary shares sold on October 25, 2021 as part of a Unit in the Public Offering discussed in Note 3 contain a redemption feature which allows for the redemption of ordinary shares under the Company’s liquidation or tender offer/shareholder approval provisions. In accordance with FASB ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of FASB ASC 480. Although the Company did not specify a maximum redemption threshold, its articles of association provide that in no event will it redeem its Class A ordinary shares in an amount that would cause its net tangible assets (tangible assets less intangible assets and liabilities) to be less than $5,000,001. However, because all of the Class A ordinary shares are redeemable, all of the shares are recorded as Class A ordinary shares subject to redemption on the Company’s balance sheets.
The Company recognizes changes immediately as they occur and adjusts the carrying value of the securities at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Class A Ordinary shares are affected by adjustments to additional paid-in
capital. Accordingly, at December 31, 2022 and 2021, 20,000,000 of the 20,000,000 Class A ordinary shares were classified outside of permanent equity. Class A ordinary shares subject to redemption consist of:

Gross proceeds of Public Offering	$200,000,000
Less: Proceeds allocated to Public Warrants	(7,900,000)
Offering costs	(11,234,000)
Plus: Remeasurement of carrying value to redemption value at Public Offering date	23,134,000

Subtotal at the date of the Public Offering and at December 31, 2021	$204,000,000
Remeasurement of carrying value to redemption value at December 31, 2022 (including approximately $4,000 carried forward from December 31, 2021)	2,946,000

Class A ordinary shares subject to redemption	$206,946,000

Income Taxes:
FASB ASC 740 “Income Taxes” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2022 and 2021. The Company recognizes interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The Company is considered an exempted Cayman Islands company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.
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
based on whether or not
net-cash
settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Company’s warrant liability is a derivative financial instrument – See Note 5.
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
Note 3—Public Offering
On October 25, 2021, the Company closed on the Public Offering and sale, including the underwriters’ partial exercise of their over-allotment option, of 20,000,000 units at a price of $10.00 per unit (the “Units”). Each Unit consists of one of the Company’s Class A ordinary shares, and one-half
of one Public Warrant. Each whole Public Warrant offered in the Public Offering is exercisable to purchase one share of the Company’s Class A ordinary shares, See Note 6.
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
The Company paid an underwriting discount of 2.0% of the per Unit price, $4,000,000, to the underwriters at the closing of the Public Offering and was obligated to pay a deferred underwriting fee of 3.5% of the per Unit price, $7,000,000, upon the completion of the Company’s initial Business Combination. On October 3, 2022, one of the underwriters in the Company’s October 25, 2021 Public Offering agreed to forfeit their 47.5% interest in the deferred underwriting compensation of $7,000,000. As such, in October 2022, $3,325,000 was reduced from the deferred underwriting compensation liability and from accumulated deficit.
Note 4—Trust Account and Fair Value Measurement
At December 31, 2022 and 2021, the proceeds of the Trust Account were invested primarily in money market funds meeting certain conditions described in Note 1 – The Trust Account above.
The
following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2022 and 2021 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. Since all of the Company’s permitted investments at December 31, 2022 and 2021 consisted of money market funds that invest only in U.S. government treasury bills, fair values of its investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets or liabilities as follows:

Description	Quoted Prices in Active Markets December 31, 2022 (Level 1)
Assets:
Money market funds	$206,946,000

Description	Quoted Prices in Active Markets December 31, 2021 (Level 1)
Assets:
Money market funds	$204,004,000

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
Private Placement Warrants:
In connection with the closing of the Public Offering on October 25, 2021 (Note 3), the Sponsor purchased from the Company an aggregate of 10,500,000 warrants at a price of $1.00 per warrant (a purchase price of $10,500,000, in the Private Placement which occurred simultaneously with the completion of the Public Offering (the “Private Placement Warrants”). Each Private Placement Warrant entitles the holder to purchase one Class A ordinary share at $11.50 per share. The purchase price of the Private Placement Warrants was added to the proceeds from the Public Offering, net of expenses of the offering and working capital to be available to the Company, to be held in the Trust Account pending completion of the Company’s initial Business Combination. The Private Placement Warrants (including the Class A ordinary shares issuable upon exercise of the Private Placement Warrants) will not be transferable, assignable or salable until 30 days after the completion of the initial Business Combination and they will be non-redeemable
so long as they are held by the Sponsor or its permitted transferees. If the Private Placement Warrants are held by someone other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. Otherwise, the Private Placement Warrants have terms and provisions that are identical to those of the Public Warrants and have no net cash settlement provisions.
If the Company does not complete a Business Combination, then the proceeds from the sale of the Private Placement Warrants will be part of the liquidating distribution to the Class A ordinary share shareholders and the Private Placement Warrants issued to the Sponsor will expire worthless.
In addition, if (x) the Company issues additional shares of Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Company’s initial shareholders or their affiliates or the Company’s anchor investor, without taking into account any Founder Shares or warrants held by the Company’s initial shareholders or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the greater of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.
Registration Rights:
The Company’s initial shareholders and the holders of the Private Placement Warrants are entitled to registration rights pursuant to a registration and shareholder rights agreement executed in connection with the closing of the Public Offering on October 25, 2021. These holders are entitled to make up to three demands, excluding short form registration demands, that the Company register such securities for sale under the Securities Act. In addition, these holders will have “piggy-back” registration rights to include their securities in other registration statements filed by the Company. The Company will bear the expenses incurred in connection with the filing of any such registration statements. There will be no penalties associated with delays in registering the securities under the registration and shareholder rights agreement.
Related Party Loans:
In February 2021, the Sponsor agreed to loan the Company an aggregate of $300,000 by drawdowns of not less than $10,000 each against the issuance of an unsecured promissory note (the “Note”) to cover expenses related to the Public Offering. The Note was non-interest
bearing and payable on the earlier of December 31, 2021 or the completion of the Public Offering. The Company borrowed a total of $240,000 under the Note prior to October 25, 2021. Upon the closing of the Public Offering on October 25, 2021, the Note was repaid in full and there was no amount outstanding at December 31, 2022 and 2021.
Working Capital Loans:
If the Sponsor, an affiliate of the Sponsor or certain of the Company’s officers and directors make any working capital loans, up to $1,500,000 of such loans may be converted into warrants, at the price of $1.00 per warrant, at the option of the lender. Such warrants would be identical to the Private Placement Warrants. As of December 31, 2022 and December 31, 2021, the Sponsor has not made any working capital loans to the Company.
Administrative Services Agreement:
The Company has agreed to pay $10,000 a month to the Sponsor under an Administrative Services Agreement for the services to be provided by one or more investment professionals, creation and maintenance of the Company’s website, and miscellaneous additional services. Services commenced on October 21, 2021, the date the Company’s securities were first listed on the NASDAQ Global Market and will terminate upon the earlier of the consummation by the Company of an initial Business Combination or the liquidation of the Company. The Company charged $120,000 and approximately $24,000, respectively, to operations in the year ended December 31, 2022 and the period from February 9, 2021 (inception) to December 31, 2021, under this agreement. There was approximately $0 and $24,000, respectively, included in accrued liabilities at December 31, 2022 and 2021.
Note 6—Warrant liabilities
At December 31, 2022 and 2021, the Company had a total of 20,500,000 warrants outstanding, including 10,000,000 Public Warrants and 10,500,000 Private Placement Warrants.
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

The Company has recorded approximately $491,000 of costs to the statements of operations at inception of the warrants in 2021 to reflect an allocation of total offering and issue costs to warrant issuance costs based on the relative fair values of the equity and warrant instruments.
The following table presents information about the Company’s warrant liabilities that are measured at fair value on a recurring basis at December 31, 2022 and 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	December 31, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Warrant Liabilities:
Public Warrants	$300,000	$300,000	$—	$—
Private Placement Warrants	$315,000	$—	$315,000	$—

Warrant liabilities at December 31, 2022	$615,000	$300,000	$315,000	$—

Description	December 31, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Warrant Liabilities:
Public Warrants	$5,400,000	$5,400,000	$—	$—
Private Placement Warrants	$5,670,000	$—	$5,670,000	$—

Warrant liabilities at December 31, 2021	$11,070,000	$5,400,000	$5,670,000	$—

At December 31, 2022 and 2021, the Company valued its Public Warrants based on publicly observable inputs (Level 1 inputs) from the trading in the Public Warrants in an active market ($0.03 and $0.54, per warrant on December 31, 2022 and 2021, respectively). Since the Private Placement Warrants are substantially similar to the Public Warrants but do not trade, the Company valued them based on the value of the Public Warrants (significant other observable inputs – Level 2). The Company is required to record the warrants at fair value at each reporting period, with changes in fair value recognized in the statements of operations.
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
Transfers between Levels 1, 2 or 3 at the balance sheet date, December 31, 2021, are discussed below. At December 31, 2021, the warrants were reclassified from Level 3 inputs at October 25, 2021 based on the different methodology used at December 31, 2021 as follows: Public Warrants were reclassified from Level 3 inputs to Level 1 inputs and Private Placement Warrants were reclassified from Level 3 inputs to Level 2 inputs. None of the values used at December 31, 2021 or December 31, 2022 are Level 3 inputs.

The following table presents the changes in the fair value of warrant liabilities:

	Warrant Liabilities	Public Warrants	Private Placement
Fair value at January 1, 2021	—	—	—
Initial measurement on October 25, 2021	$16,195,000	$7,900,000	$8,295,000
Change in valuation inputs or other assumptions	(5,125,000)	(2,500,000)	(2,625,000)

Fair value at December 31, 2021	$11,070,000	$5,400,000	$5,670,000
Change in valuation inputs or other assumptions	(10,455,000)	(5,100,000)	(5,355,000)

Fair value as of December 31, 2022	$615,000	$300,000	$315,000

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
At December 31, 2022 and 2021 there were 5,000,000 shares of Class B ordinary shares issued and outstanding and no Class A ordinary shares issued or outstanding (excluding 20,000,000 shares subject to possible redemption) as of December 31, 2022 and 2021.
Preferred Shares:
The Company is authorized to issue 1,000,000 preferred shares, par value $0.0001, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2022 and 2021, there were no preferred shares issued or outstanding.
Note 8—Commitments and Contingencies
Registration Rights:
The Company’s initial shareholders are, and the holders of the Private Placement Warrants will be, entitled to registration rights, as described in Note 4, pursuant to a registration and shareholder rights agreement signed in connection with the Public Offering.
Note 9 —Subsequent Events:
Subsequent to December 31, 2022, on March 24, 2023, the Company filed a definitive proxy statement with the SEC calling for a general meeting of the Company. At the meeting, the Company will seek to amend and restate the Company’s amended and restated memorandum and articles of association by a special resolution which, as a matter of Cayman Islands law, will require the approval of holders of at least two-thirds of the Company’s Class A and Class B ordinary shares who attend and vote at the general meeting. The amendment and restatement of the Company’s amended and restated memorandum and articles of association, if approved, would extend the date on which a Business Combination must be consummated to April 25, 2024, or to October 25, 2024 at the election of the Company in two separate three-month extensions subject to satisfaction of certain conditions, including the deposit of up to $2,000,000 ($0.10 per unit in each case) for each three-month extension, into the Trust Account. The Company cannot guarantee that it will receive the requisite approval to extend the date on which a Business Combination must be consummated.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 31, 2023	Global Technology Acquisition Corp. I

	By:	/s/ Arnau Porto Dolc
	Name:	Arnau Porto Dolc
	Title:	Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Arnau Porto Dolc	Chief Executive Officer and Director	March 31, 2023
Arnau Porto Dolc	(Principal Executive Officer)

/s/ Aleksander Baranski	Chief Financial Officer and Secretary	March 31, 2023
Aleksander Baranski	(Principal Financial and Accounting Officer)

/s/ Fabrice Grinda	Executive Chairman and Director	March 31, 2023
Fabrice Grinda

/s/ Michael Zeisser	Director	March 31, 2023
Michael Zeisser

/s/ Robert Perdue	Director	March 31, 2023
Robert Perdue

/s/ Gabriel Silva	Director	March 31, 2023
Gabriel Silva

/s/ Juan Villalonga	Director	March 31, 2023
Juan Villalonga