Form 10-Q
period 2023-03-31
Global Technology Acquisition Corp. I
filed 2023-05-15
CIK 1848821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________

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
of the Exchange Act).    Yes  ☒    No  ☐
As of May 1
5
, 2023, 2,089,996 Class A ordinary shares, par value $0.0001 per share, and 5,000,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

GLOBAL TECHNOLOGY ACQUISITION CORP. I

Form 10-Q

For the Quarter Ended March 31, 2023

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements
GLOBAL TECHNOLOGY ACQUISITION CORP. I
CONDENSED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(unaudited)
ASSETS
Current assets:
Cash	$499,000	$744,000
Prepaid expenses	163,000	167,000

Total current assets	662,000	911,000
Non-current asset – Investments held in Trust Account	209,126,000	206,946,000
Total assets	$209,788,000	$207,857,000

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	4,000	73,000
Accrued liabilities	36,000	19,000

Total current liabilities	40,000	92,000
Other liabilities:
Warrant liabilities	2,050,000	615,000
Deferred underwriting compensation	3,675,000	3,675,000

Total liabilities	5,765,000	4,382,000
Commitments and Contingencies (see Note 8)
Class A ordinary shares subject to possible redemption: 20,000,000 shares (at $10.46 and $10.35 per share at March 31, 2023 and December 31, 2022, respectively)	209,126,000	206,946,000

SHAREHOLDERS’ DEFICIT
Preferred shares, $0.0001 par value; 1,000,000 shares authorized, none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value, 200,000,000 authorized shares, none issued or outstanding (excluding 20,000,000 shares subject to possible redemption) as of March 31, 2023 and December 31, 2022	—	—
Class B ordinary shares, $0.0001 par value, 20,000,000 authorized shares, 5,000,000 shares issued and outstanding, at March 31, 2023 and December 31, 2022 ($500, rounded to $1,000 and $1,000)	1,000	1,000
Additional paid-in-capital	—	—
Accumulated deficit	(5,104,000)	(3,472,000)

Total shareholders’ deficit	(5,103,000)	(3,471,000)

Total liabilities and shareholders’ deficit	$209,788,000	$207,857,000

See accompanying notes to unaudited condensed financial statements

GLOBAL TECHNOLOGY ACQUISITION CORP. I
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended March 31, 2023	For the three months ended March 31, 2022
General and administrative expenses	$197,000	$175,000

Loss from operations	(197,000)	(175,000)
Other income (expense):
Interest income on Trust Account	2,180,000	20,000
Change in fair value of warrant liability	(1,435,000)	3,895,000

Income before provision for income tax	548,000	3,740,000
Provision for income tax	—	—

Net income	$548,000	$3,740,000

Weighted average Class A ordinary shares outstanding - basic and diluted	20,000,000	20,000,000

Net income per Class A ordinary share – basic and diluted	$0.02	$0.15

Weighted average Class B ordinary shares outstanding – basic and diluted	5,000,000	5,000,000

Net income per Class B ordinary share – basic and diluted	$0.02	$0.15

See accompanying notes to unaudited condensed financial statements

GLOBAL TECHNOLOGY ACQUISITION CORP. I
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
For the three months ended March 31, 2023:

	Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount
Balance, December 31, 2022	5,000,000	$1,000	$—	$(3,472,000)	$(3,471,000)
Accretion in value of Class A ordinary shares subject to redemption	—	—	—	(2,180,000)	(2,180,000)
Net income	—	—	—	548,000	548,000

Balance, March 31, 2023	5,000,000	$1,000	$—	$(5,104,000)	$(5,103,000)

For the three months ended March
 31, 2022
:

	Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount
Balance, December 31, 2021	5,000,000	$1,000	$—	$(16,558,000)	$(16,557,000)
Net income	—	—	—	3,740,000	3,740,000

Balance, March 31, 2022	5,000,000	$1,000	$—	$(12,818,000)	$(12,817,000)

See accompanying notes to unaudited condensed financial statements

GLOBAL TECHNOLOGY ACQUISITION CORP. I
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three months ended March 31, 2023	For the Three months ended March 31, 2022
Cash flows from operating activities:
Net income	$548,000	$3,740,000
Adjustments to reconcile net income to net cash used in operating activities:
Income from cash and investments held in Trust Account	(2,180,000)	(20,000)
Change in fair value of warrant liability	1,435,000	(3,895,000)
Changes in operating assets and liabilities:
Decrease in prepaid expenses	4,000	18,000
Decrease in accounts payable	(69,000)	(24,000)
Increase (Decrease) in accrued liabilities	17,000	(50,000)

Net cash used in operating activities	(245,000)	(231,000)

Net change in cash	(245,000)	(231,000)
Cash at beginning of period	744,000	1,326,000

Cash at end of period	$499,000	$1,095,000

Supplemental disclosure of non-cash financing activities:
Remeasurement of carrying value to redemption value of Class A ordinary shares subject to redemption	$2,180,000	—

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
At March 31, 2023, the Company had not commenced any operations. All activity for the period from February 9, 2021 (inception) to March 31, 2023 relates to the Company’s formation and the initial public offering (“Public Offering”) described below and, subsequent to the Public Offering, identifying and completing an initial Business Combination. The Company will not generate any operating revenues until after completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income on investments and cash and cash equivalents from the proceeds derived from the Public Offering.
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
Subsequent to March 31, 2023 in April 2023, in connection with the amendment of the Company’s amended and restated memorandum and articles of association, the Company directed the Trust Account trustee to deliver approximately
$187,475,000 to the shareholders holding 17,910,004 Class A ordinary shares that requested redemption as discussed further in Note 9.
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
As discussed further in Note 9, subsequent to March 31, 2023 the Company’s shareholders approved the Second Amended and Restated Memorandum and Articles of Association (as defined below) which provides that, other than the withdrawal of interest to pay tax obligations, if any, less up to $100,000 interest to pay dissolution expenses, none of the funds held in trust will be released until the earliest of: (a) the completion of the initial Business Combination, (b) the redemption of any Class A ordinary shares included in the Units (defined below) sold in the Public Offering (the “Public Shares”) properly submitted in connection with a shareholder vote to amend the Company’s Second Amended and Restated Memorandum and Articles of Association (i) to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete the initial Business Combination prior to April 25, 2024 (or up to October 25, 2024 in two separate three-month extensions subject to satisfaction of certain conditions, including the deposit of up to of $0.10 per Unit in each case (or up to $2,000,000 at the time of the Extraordinary General Meeting (as defined below), which amount was reduced to approximately

$209,000 after giving effect to the Company’s shareholders’ redemptions made in connection with the Extension Proposal (as defined below)) for each three-month extension, into the Trust Account, or as extended by the Company’s shareholders in accordance with the Company’s Second Amended and Restated Memorandum and Articles of Association (the “Completion Window”)) or (ii) with respect to any other provision relating to shareholders’ rights or pre-Business
Combination activity, and (c) the redemption of the Public Shares if the Company is unable to complete the initial Business Combination within the Completion Window. See Note 9. The proceeds deposited in the Trust Account could become subject to the claims of creditors, if any, which could have priority over the claims of the Company’s Class A ordinary share shareholders.
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
The Company, after signing a definitive agreement for a Business Combination, will either (i) seek shareholder approval of the Business Combination at a meeting called for such purpose in connection with which shareholders may seek to redeem their shares, regardless of whether they vote for or against the Business Combination, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest but less taxes payable and amounts released for taxes, or (ii) provide shareholders with the opportunity to have their shares redeemed by the Company by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to commencement of the tender offer, including interest but less taxes payable and amounts released to the Company for working capital. The decision as to whether the Company will seek shareholder approval of the Business Combination or will allow shareholders to sell their shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek shareholder approval unless a vote is required by the rules of the NASDAQ Global Market. If the Company seeks shareholder approval, it will complete its Business Combination only if a majority of the outstanding Class A ordinary shares and Class B ordinary shares voted are voted in favor of the Business Combination. However, in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets (total assets less intangible assets and liabilities) to be less than $5,000,001 upon consummation of a Business Combination. In such case, the Company would not proceed with the redemption of its Public Shares and the related Business Combination, and instead may search for an alternate Business Combination.
If the Company holds a shareholder vote or there is a tender offer for shares in connection with a Business Combination, a holder of Public Shares will have the right to redeem its shares for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest but less taxes payable and amounts released to the Company for working capital. As a result, such Class A ordinary shares are recorded at redemption amount and classified as temporary equity upon the completion of the Public Offering, in accordance with Financial Accounting Standards Accounting Standards Board Codification (“FASB ASC 480”), “Distinguishing Liabilities from Equity.” The amount in the Trust Account, upon closing of the Public Offering on October 25, 2021, was initially $10.20 per Public Share ($204,000,000 held in the Trust Account divided by 20,000,000 Class A ordinary shares).
Subsequent to March 31, 2023 in April 2023, in connection with the amendment of the Company’s amended and restated memorandum and articles of association, the Company directed the Trust Account trustee to deliver approximately
$187,475,000 to the shareholders holding 17,910,004 Class A ordinary shares that requested redemption as discussed further in Note 9.

The Company will have until April 25, 2024, (or until October 25, 2024, as previously described) to complete its initial Business Combination. If the Company does not complete a Business Combination within this period of time, it shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares for a per share pro rata portion of the Trust Account, including interest, but less taxes payable and amounts released to the Company for working capital (less up to $100,000 of such net interest to pay dissolution expenses) and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its creditors and remaining shareholders, as part of its plan of dissolution and liquidation. The initial shareholders have entered into letter agreements with us, pursuant to which they have waived their rights to participate in any redemption with respect to their initial shares; however, if the initial shareholders or any of the Company’s officers, directors or affiliates acquire Class A ordinary shares in or after the Public Offering, they will be entitled to a pro rata share of the Trust Account upon the Company’s redemption or liquidation in the event the Company does not complete a Business Combination within the Completion Window.
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
Liquidity and Going Concern:
In connection with the assessment of going concern considerations in accordance with the Financial Accounting Standard Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic
205-40,
“Presentation of Financial Statements- Going Concern,” the Company has until April 25, 2024 to consummate an initial Business Combination (such date as included in the Second Amended and Restated Memorandum and Articles of Association, as approved by the Voting Shareholders (as defined below) at the Extraordinary General Meeting – see Note 9). It is uncertain that the Company will be able to consummate an initial Business Combination by this time. If an initial Business Combination cannot be completed prior to April 25, 2024, there will be a mandatory liquidation and subsequent dissolution of the Company unless, prior to such date, the Company receives an extension approval from its shareholders or elects to extend the date on which an initial Business Combination must be consummated (the Company may extend the date on which an initial Business Combination must be consummated to October 25, 2024 in two separate three-month extensions subject to satisfaction of certain conditions, including the deposit of $0.10 per Unit in each case (or up to $2,000,000 at the time of the Extraordinary General Meeting, which amount was reduced to approximately
$209,000 after giving effect to the Company’s shareholders’ redemptions made in connection with the Extension Proposal) for each three-month extension).
Further, as shown in the accompanying condensed financial statements, the Company had $499,000 in cash at March 31, 2023 and negative cash flows from operations of approximately $245,000 for the three months ended March 31, 2023. As such, the Company may not have sufficient funds at March 31, 2023 to enable it to sustain operations for a period of at least one year after the issuance date of these condensed financial statements. Further, the Company may not have sufficient funds to extend the date on which an initial Business Combination must be consummated beyond April 24, 2024 as required by the Second Amended and Restated Memorandum and Articles of Association.

Given the Company’s working capital position and the fact that a Company-elected extension may require up to a $2,000,000 deposit at March 31, 2023 (which amount was reduced to approximately
$209,000 after giving effect to the Company’s shareholders’ redemptions made in connection with the Extension Proposal) per three-month extension, should it elect to so extend, the Company will need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.
Management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date these condensed financial statements are released. The condensed interim financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of March 31, 2023, and the results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for a full year.
The accompanying unaudited condensed interim financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form
10-K
filed on March 31, 2023.
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

Net Income per Ordinary Share:
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income per ordinary share is computed by dividing net income applicable to the Class A ordinary share and the Class B ordinary share (collectively, the “Ordinary Shares”) shareholders by the weighted average number of ordinary shares outstanding during the period plus, to the extent dilutive, the incremental number of ordinary shares to settle warrants, as calculated using the treasury stock method.
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
At March 31, 2023 and 2022, the Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata among the two classes of shares. Net income per ordinary share is calculated by dividing the net income by the weighted average number of ordinary shares outstanding during the respective period.
The following table reflects the net income per share after allocating income between the shares based on outstanding shares.

	For the three months ended March 31, 2023		For the three months ended March 31, 2022
	Class A	Class B	Class A	Class B
Numerator :
Allocation of income – basic and diluted	$438,000	$110,000	$2,992,000	$748,000
Denominator :
Basic and diluted weighted average ordinary shares outstanding	20,000,000	5,000,000	20,000,000	5,000,000
Basic and diluted net income per ordinary share	$0.02	$0.02	$0.15	$0.15

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
Cash and cash equivalents:
The Company considers all highly liquid instruments with maturities of one year or less when acquired to be cash equivalents. The Company has no cash equivalents at March 31, 2023 or December 31, 2022.
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
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed as of March 31, 2023, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.
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

Class A Ordinary Shares Subject to Possible Redemption:
All of the 20,000,000 Class A ordinary shares sold on October 25, 2021 as part of a Unit in the Public Offering discussed in Note 3 contain a redemption feature which allows for the redemption of ordinary shares under the Company’s liquidation or tender offer/shareholder approval provisions. In accordance with FASB ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of FASB ASC 480. Although the Company did not specify a maximum redemption threshold, its Second Amended and Restated Memorandum and Articles of Association provide that in no event will it redeem its Public Shares in an amount that would cause its net tangible assets (tangible assets less intangible assets and liabilities) to be less than $5,000,001. However, because all of the Class A ordinary shares are redeemable, all of the shares are recorded as Class A ordinary shares subject to redemption on the Company’s condensed balance sheets.
The Company recognizes changes immediately as they occur and adjusts the carrying value of the securities at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Class A ordinary shares are affected by adjustments to additional paid-in
capital. Accordingly, at March 31, 2023 and December 31, 2022, 20,000,000 of the 20,000,000 Class A ordinary shares were classified outside of permanent equity. Class A ordinary shares subject to redemption consist of:

Gross proceeds of Public Offering	$200,000,000
Less: Proceeds allocated to Public Warrants	(7,900,000)
Offering costs	(11,234,000)
Plus: Remeasurement of carrying value to redemption value at Public Offering date	23,134,000

Subtotal at the date of the Public Offering and at December 31, 2021	204,000,000
Plus: Remeasurement of carrying value to redemption value at December 31, 2022	2,946,000

Subtotal at December 31, 2022	206,946,000
Plus: Remeasurement of carrying value to redemption value at March 31, 2023	2,180,000

Class A ordinary shares subject to redemption at March 31, 2023	$209,126,000

Subsequent to March 31, 2023, 17,910,004 Class A ordinary shares were redeemed in connection with the Extension (as defined below) resulting in 2,089,996 Class A ordinary shares remaining issued and outstanding at that time. See Note 9.
Income Taxes:
FASB ASC 740 “Income Taxes” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2023 and December 31, 2022. The Company recognizes interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The Company is considered an exempted Cayman Islands company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.
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
Subsequent Events:
The Company evaluated subsequent events and transactions that occurred after the date of the balance sheet through the date that the financial statements were issued. All such events that would require adjustment or disclosure in the condensed financial statements have been recognized or disclosed. See Note 9.
Note 3—Public Offering
On October 25, 2021, the Company closed on the Public Offering and sale, including the underwriters’ partial exercise of their over-allotment
option, of 20,000,000 units at a price of $10.00 per unit (the “Units”). Each Unit consists of one of the Company’s Class A ordinary shares and one-half
of one Public Warrant. Each whole Public Warrant offered in the Public Offering is exercisable to purchase one share of the Company’s Class A ordinary shares, See Note 6.
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
Note 4—Trust Account and Fair Value Measurement
At March 31, 2023 the proceeds of the Trust Account were maintained in cash. At December 31, 2022, the proceeds of the Trust Account were invested primarily in money market funds meeting certain conditions described in Note 1 – The Trust Account above.
The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2022 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. Since all of the Company’s permitted investments at December 31, 2022 consisted of money market funds that invest only in U.S. government treasury bills, fair values of its investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets or liabilities as follows:

Description	Quoted Prices in Active Markets December 31, 2022 (Level 1)
Assets:
Money market funds	$206,946,000

Subsequent to March 31, 2023 in April 2023, in connection with the amendment of the Company’s amended and restated memorandum and articles of association, the Company directed the Trust Account trustee to deliver approximately
$187,475,000 to shareholders that requested redemption as discussed further in Note 9.
Note 5—Related party transactions
Founder Shares:
On February 10, 2021, the Sponsor purchased 6,468,750 Class B ordinary shares (the “Founder Shares”) for $25,000 or approximately $0.004 per share (up to 843,750 of which were subject to forfeiture to the extent the underwriters’
over-allotment
option was not exercised in full). The Founder Shares are substantially identical to the Class A ordinary shares included in the Units sold in the Public Offering except that the Founder Shares automatically convert into Class A ordinary shares at the time of the initial Business Combination, or at any time prior thereto at the option of the holder, and are subject to certain transfer restrictions, as described in more detail below. On June 30, 2021, the Sponsor surrendered 2,156,250 Class B ordinary shares for no consideration, resulting in 4,312,500 shares outstanding of which 562,500 were subject to forfeiture in the event the underwriters’
over-allotment
option was not exercised. On October 21, 2021, the Company executed a share capitalization that increased the number of Class B ordinary shares outstanding to 5,031,250, 656,250 of which were subject to forfeiture to the extent the underwriters’
over-allotment
option was not exercised in full. After the closing of the Public Offering on October 25, 2021, 31,250 of such shares remained forfeitable and were forfeited in December 2021.
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
If the Company does not complete a Business Combination, then the proceeds from the sale of the Private Placement Warrants will be part of the liquidating distribution to the holders of Public Shares and the Private Placement Warrants issued to the Sponsor will expire worthless.
In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked
securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Company’s initial shareholders or their affiliates, without taking into account any Founder Shares or warrants held by the Company’s initial stockholders or such affiliates as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the greater of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.
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

Related Party Loans:
In February 2021, the Sponsor agreed to loan the Company an aggregate of $300,000 by drawdowns of not less than $10,000 each against the issuance of an unsecured promissory note (the “Note”) to cover expenses related to the Public Offering. The Note was non-interest
bearing and payable on the earlier of December 31, 2021 or the completion of the Public Offering. The Company borrowed a total of $240,000 under the Note prior to October 25, 2021. Upon the closing of the Public Offering on October 25, 2021, the Note was repaid in full and there was no amount outstanding at March 31, 2023 or December 31, 2022.
Working Capital Loans:
If the Sponsor, an affiliate of the Sponsor or certain of the Company’s officers and directors make any working capital loans, up to $1,500,000 of such loans may be converted into warrants, at the price of $1.00 per warrant, at the option of the lender. Such warrants would be identical to the Private Placement Warrants. As of March 31, 2023 and December 31, 2022, the Sponsor has not made any working capital loans to the Company.
Administrative Services Agreement:
The Company has agreed to pay $10,000 a month to the Sponsor under an Administrative Services Agreement for the services to be provided by one or more investment professionals, creation and maintenance of the Company’s website, and miscellaneous additional services. Services commenced on October 21, 2021, the date the Company’s securities were first listed on the NASDAQ Global Market and will terminate upon the earlier of the consummation by the Company of an initial Business Combination or the liquidation of the Company. The Company charged $30,000 and $30,000, respectively, to operations in the three months ended March 31, 2023 and 2022, under this agreement. There were no amounts included in accrued liabilities at March 31, 2023 and December 31, 2022.
Note 6—Warrant liabilities
At March 31, 2023 and December 31, 2022, the Company had a total of 20,500,000 warrants outstanding, including 10,000,000 Public Warrants and 10,500,000 Private Placement Warrants.
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
The following table presents information about the Company’s warrant liabilities that are measured at fair value on a recurring basis at March 31, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	March 31, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Warrant Liabilities:
Public Warrants	$1,000,000	$1,000,000	$—	$—
Private Placement Warrants	$1,050,000	$—	$1,050,000	$—

Warrant liabilities at March 31, 2023	$2,050,000	$1,000,000	$1,050,000	$—

Description	December 31, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Warrant Liabilities:
Public Warrants	$300,000	$300,000	$—	$—
Private Placement Warrants	$315,000	$—	$315,000	$—

Warrant liabilities at December 31, 2022	$615,000	$300,000	$315,000	$—

At March 31, 2023 and December 31, 2022, the Company valued its Public Warrants based on publicly observable inputs (Level 1 inputs) from the trading in the Public Warrants in an active market ($0.10 and $0.03, per warrant on March 31, 2023 and December 31, 2022, respectively). Since the Private Placement Warrants are substantially similar to the Public Warrants but do not trade, the Company valued them based on the value of the Public Warrants (significant other observable inputs – Level 2). The Company is required to record the warrants at fair value at each reporting period, with changes in fair value recognized in the statements of operations.
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
Transfers between Levels 1, 2 or 3 at the balance sheet date, December 31, 2021, are discussed below. At December 31, 2021, the warrants were reclassified from Level 3 inputs at October 25, 2021 based on the different methodology used at December 31, 2021 as follows: Public Warrants were reclassified from Level 3 inputs to Level 1 inputs and Private Placement Warrants were reclassified from Level 3 inputs to Level 2 inputs. None of the values used at December 31, 2022 are Level 3 inputs.
The following table presents the changes in the fair value of warrant liabilities:

	Warrant Liabilities	Public Warrants	Private Placement
Fair value at January 1, 2021	—	—	—
Initial measurement on October 25, 2021	$16,195,000	$7,900,000	$8,295,000
Change in valuation inputs or other assumptions	(5,125,000)	(2,500,000)	(2,625,000)

Fair value at December 31, 2021	$11,070,000	$5,400,000	$5,670,000
Change in valuation inputs or other assumptions	(10,455,000)	(5,100,000)	(5,355,000)

Fair value at December 31, 2022	$615,000	$300,000	$315,000
Change in valuation inputs or other assumptions	1,435,000	700,000	735,000

Fair value at March 31, 2023	$2,050,000	$1,000,000	$1,050,000

Note 7—Shareholders’ Deficit
Ordinary Shares:
The authorized ordinary shares of the Company include 200,000,000 Class A ordinary shares, par value, $0.0001, and 20,000,000 Class B ordinary shares, par value, $0.0001, or 220,000,000 ordinary shares in total. Upon completion of the Public Offering, the Company may (depending on the terms of the Business Combination) be required to increase the authorized number of shares at the same time as its shareholders vote on the Business Combination to the extent the Company seeks shareholder approval in connection with its Business Combination. Holders of the Class A and Class B ordinary shares vote together as a single class and are entitled to one vote for each share of Class A and Class B ordinary shares.

At March 31, 2023 and December 31, 2022 there were 5,000,000 Class B ordinary shares issued and outstanding and no Class A ordinary shares issued or outstanding (excluding 20,000,000 shares subject to possible redemption) as of March 31, 2023 and December 31, 2022.
Preferred Shares:
The Company is authorized to issue 1,000,000 preferred shares, par value $0.0001, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2023 and December 31, 2022, there were no preferred shares issued or outstanding.
Note 8—Commitments and Contingencies
Registration Rights:
The Company’s initial shareholders are, and the holders of the Private Placement Warrants will be, entitled to registration rights, as described in Note 4, pursuant to a registration and shareholder rights agreement signed in connection with the Public Offering.
Note 9—Subsequent Events
Subsequent to March 31, 2023, on April 14, 2023, the Company held an extraordinary general meeting of shareholders (the “Extraordinary General Meeting”), at which holders of 21,033,957 Ordinary Shares were present in person or by proxy (the “Voting Shareholders”), representing approximately 84.14% of the voting power of the 25,000,000 issued and outstanding Ordinary Shares entitled to vote at the Extraordinary General Meeting at the close of business on March 7, 2023, which was the record date (the “Record Date”) for the Extraordinary General Meeting.
At the Extraordinary General Meeting, the Voting Shareholders approved, by special resolution, a proposal to amend and restate the Company’s amended and restated memorandum and articles of association to extend the date by which the Company must (1) consummate an initial Business Combination, (2) cease its operations except for the purpose of winding up if it fails to complete an initial Business Combination, and (3) redeem all of the Class A ordinary shares, included as part of the Units sold in the Public Offering from April 25, 2023 to April 25, 2024 or to October 25, 2024 at the election of the Company in two separate three-month extensions subject to satisfaction of certain conditions, including the deposit $0.10 per Unit in each case (or up to $2,000,000 at the time of the Extraordinary General Meeting, which amount was reduced to approximately
 $209,000 after giving effect to the Company’s shareholders’ redemptions made in connection with the Extension Proposal) for each three-month extension, into the Trust Account (the “Extension” and such proposal, the “Extension Proposal”). On April 14, 2023, to effectuate the Extension, the Company filed with the Cayman Islands Registrar of Companies the Second Amended and Restated Memorandum and Articles of Association of the Company (the “Second Amended and Restated Memorandum and Articles of Association”).
In connection with the Extension, a total of 167 Class A ordinary share shareholders elected to redeem an aggregate of 17,910,004 Class A ordinary shares, representing approximately 89.55% of the issued and outstanding Class A ordinary shares
, for an aggregate of approximately $187,474,922 in cash.

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

•	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us; and

•	may adversely affect prevailing market prices for our Units, Class A ordinary shares and/or warrants; and may not result in adjustment to the exercise price of our warrants.

Similarly, if we issue debt or otherwise incur significant debt, it could result in:

•	default and foreclosure on our assets if our operating revenues after an initial Business Combination are insufficient to repay our debt obligations;

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

As indicated in the accompanying unaudited condensed financial statements, as of March 31, 2023 we had approximately $499,000 of cash and approximately $622,000 of working capital. Further, we expect to incur significant costs in the pursuit of our initial Business Combination. We cannot assure you that our plans to complete our initial Business Combination will be successful.

Recent Developments

The Company’s amended and restated memorandum and articles of association previously provided that the Company had until April 25, 2023 to complete a Business Combination (or until October 25, 2023 in two separate three-month extensions subject to satisfaction of certain conditions, including the deposit of $2,000,000 for each three-month extension, into the Trust Account, or as extended by the Company’s shareholders in accordance with the Company’s amended and restated memorandum and articles of association). On April 14, 2023, at the Extraordinary General Meeting, the Voting Shareholders approved an amendment and restatement of the amended and restated memorandum and articles of association to extend the date by which the Company must complete a business combination from April 25, 2023, to April 25, 2024 (or until October 25, 2024 in two separate three-month extensions subject to satisfaction of certain conditions, including the deposit of $0.10 per Unit in each case (or up to $2,000,000 at the time of the Extraordinary General Meeting, which amount was reduced to approximately $209,000 after giving effect to the Company’s shareholders’ redemptions made in connection with the Extension Proposal) for each three-month extension, into the Trust Account, or as extended by the Company’s shareholders in accordance with the Company’s Second Amended and Restated Memorandum and Articles of Association).

In connection with the Extension, a total of 167 Class A ordinary share shareholders elected to redeem an aggregate of 17,910,004 Class A ordinary shares, representing approximately 89.55% of the issued and outstanding Class A ordinary shares, for an aggregate of approximately $187,474,922 in cash.

Results of Operations and Known Trends or Future Events

Our entire activity from February 9, 2021 (inception) through October 25, 2021, was in preparation for a Public Offering, and since our Public Offering through March 31, 2023, our activity has been limited to identifying and completing a suitable initial Business Combination. We will not generate any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended March 31, 2023 and 2022, we had net income of approximately $548,000 and $3,740,000, respectively, which consisted of an approximately $1,435,000 and $3,895,000, respectively, in change in fair value of derivative warrant liabilities, and approximately $2,180,000 and $20,000, respectively, of interest income on investments held in Trust Account, partly offset by approximately $197,000 and $175,000, respectively, of loss from operations. The loss from operations consists primarily of our costs of operating as a public company, as well as costs of searching for a Business Combination.

Prior to October 25, 2021, our costs from operations were primarily devoted or organizational activities and those activities necessary to prepare for our Public Offering. As noted, we have and expect to continue to generate non-operating income in the form of interest income on investments and cash and cash equivalents.

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

Liquidity and Capital Resources

Our liquidity needs were satisfied prior to the completion of the Public Offering through (i) $25,000 paid by our Sponsor to cover certain of our offering and formation costs in exchange for the issuance of the Founder Shares to our Sponsor and (ii) the receipt of loans to us of up to $240,000 by our Sponsor under an unsecured promissory note through closing of the Public Offering on October 25, 2021 and upon closing of the Public Offering, the entire balance of $240,000 was repaid.

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

As discussed below, we may have insufficient funds available to operate our business prior to our initial Business Combination. In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that our initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our initial Business Combination, we do not expect to seek loans from parties other than our Sponsor, its affiliates or our management team as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

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

Moreover, we may need to obtain additional financing to complete our initial Business Combination, either because the transaction requires more cash than is available from the proceeds held in our Trust Account, or because we become obligated to redeem a significant number of our Class A ordinary shares upon completion of the Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. If we have not consummated our initial Business Combination within the required time period because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account.

Going Concern Consideration:

In connection with the assessment of going concern considerations in accordance with the FASB’s ASC Topic 205-40, “Presentation of Financial Statements- Going Concern,” we have until April 25, 2024 (such date as included in the Second Amended and Restated Memorandum and Articles of Association, as approved by the Voting Shareholders at the Extraordinary General Meeting – see Note 9 of Item I) to consummate an initial Business Combination. It is uncertain that we will be able to consummate an initial Business Combination by this time. If an initial Business Combination cannot be completed prior to April 25, 2024, there will be a mandatory liquidation and subsequent dissolution of the Company unless, prior to such date, the Company receives an extension approval from its shareholders or elects to extend the date on which an initial Business Combination must be consummated (the Company may extend the date on which an initial Business Combination must be consummated to October 25, 2024 in two separate three-month extensions subject to satisfaction of certain conditions, including the deposit of $0.10 per Unit in each case (or up to $2,000,000 at the time of the Extraordinary General Meeting, which amount was reduced to approximately $209,000 after giving effect to the Company’s shareholders’ redemptions made in connection with the Extension Proposal) for each three-month extension).

Further, as shown in the accompanying condensed financial statements, the Company had $499,000 in cash at March 31, 2023 and negative cash flows from operations of approximately $245,000 for the three months ended March 31, 2023. As such, the Company may not have sufficient funds at March 31, 2023 to enable it to sustain operations for a period of at least one year after the issuance date of these condensed financial statements. Further, the Company may not have sufficient funds to extend the date on which an initial Business Combination must be consummated beyond April 24, 2024 as required by the Second Amended and Restated Memorandum and Articles of Association.

Given the Company’s working capital position and the fact that a Company-elected extension may require up to a $2,000,000 deposit at March 31, 2023 (which amount was reduced to approximately $209,000 after giving effect to the Company’s shareholders’ redemptions made in connection with the Extension Proposal) per three-month extension, should it elect to so extend, the Company will need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

Management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date these condensed financial statements are released. The condensed interim financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Net Income per Ordinary Share:

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income per ordinary share is computed by dividing net income applicable to ordinary share shareholders by the weighted average number of ordinary shares outstanding during the period plus, to the extent dilutive, the incremental number of ordinary shares to settle warrants, as calculated using the treasury stock method.

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

At March 31, 2023 and 2022, the Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata among the two classes of shares. Net income per ordinary share is calculated by dividing the net income by the weighted average number of ordinary shares outstanding during the respective period.

The following table reflects the net income per share after allocating income between the shares based on outstanding shares.

	For the three months ended March 31, 2023		For the three months ended March 31, 2022
	Class A	Class B	Class A	Class B
Numerator:
Allocation of income – basic and diluted	$438,000	$110,000	$2,992,000	$748,000
Denominator:
Basic and diluted weighted average ordinary shares outstanding	20,000,000	5,000,000	20,000,000	5,000,000
Basic and diluted net income per ordinary share	$0.02	$0.02	$0.15	$0.15

Class A Ordinary Shares Subject to Possible Redemption:

All of the 20,000,000 Class A ordinary shares sold on October 25, 2021 as part of a Unit in the Public Offering discussed in Note 3 of Item 1 contain a redemption feature which allows for the redemption of the Ordinary Shares under the Company’s liquidation or tender offer/shareholder approval provisions. In accordance with FASB ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of FASB ASC 480. Although the Company did not specify a maximum redemption threshold, the Company’s Second Amended and Restated Memorandum and Articles of Association provide that in no event will it redeem its Class A ordinary shares in an amount that would cause its net tangible assets (tangible assets less intangible assets and liabilities) to be less than $5,000,001. However, because all of the Class A ordinary shares are redeemable, all of the shares are recorded as Class A ordinary shares subject to redemption on the Company’s condensed balance sheets.

The Company recognizes changes immediately as they occur and adjusts the carrying value of the securities at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Class A ordinary shares are affected by adjustments to additional paid-in capital. Accordingly, at March 31, 2023 and December 31, 2022, 20,000,000 of the 20,000,000 Class A ordinary shares were classified outside of permanent equity. Class A ordinary shares subject to redemption consist of:

Gross proceeds of Public Offering	$200,000,000
Less: Proceeds allocated to Public Warrants	(7,900,000)
Offering costs	(11,234,000)
Plus: Remeasurement of carrying value to redemption value at Public Offering date	23,134,000

Subtotal at the date of the Public Offering and at December 31, 2021	204,000,000
Plus: Remeasurement of carrying value to redemption value at December 31, 2022	2,946,000

Subtotal at December 31, 2022	206,946,000
Plus: Remeasurement of carrying value to redemption value at March 31, 2023	2,180,000

Class A ordinary shares subject to redemption at March 31, 2023	$209,126,000

Subsequent to March 31, 2023, 17,910,004 Class A ordinary shares were redeemed in connection with the Extension (as defined below) resulting in 2,089,996 Class A ordinary shares remaining issued and outstanding at that time. See Note 9 of Item I.

Derivative Financial Instruments:

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with FASB ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value upon issuance, and the liability is then re-valued at each reporting date, as determined by the Company based upon a valuation report obtained from its independent third-party valuation firm, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Company’s warrant liability is a derivative financial instrument – see Note 5 of Item I.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item. As of March 31, 2023, we were not subject to any market or interest rate risk. The net proceeds of the Public Offering, including amounts in the Trust Account, will be invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management evaluated, with the participation of our current executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were effective at March 31, 2023.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2023, covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

Certain factors may have a material adverse effect on our business, financial condition and results of operation. An investment in our securities involves a high degree of risk. You should consider carefully the risks and uncertainties described below, in addition to the other information contained herein and our other filings with the SEC, including our financial statements and related notes herein and our other filings with the SEC. In addition to the information set forth in this Quarterly Report, you should carefully consider the risk factors and other cautionary statements described under the heading “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 31, 2023 (the “Form 10-K”), which could materially affect our businesses, financial condition, or future results. As of the date of this Quarterly Report, there have been no material changes in our risk factors from those described in our Form 10-K, except for the below risk factors. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

The reduced size of our Trust Account may make it more difficult for us to complete an initial Business Combination.

On April 14, 2023, we held an extraordinary general meeting of shareholders to vote on the Extension Proposal. In connection with the Extension Proposal, shareholders elected to redeem 17,910,004 Public Shares, which represents approximately 89.55% of the issued and outstanding Class A ordinary shares that were part of the Units that were sold in the Public Offering. After giving effect to such redemptions, approximately $22,201,000 remained in the Trust Account as of April 28, 2023. The resulting reduction of the amount available to us in the Trust Account may make us a less attractive partner for a target and also may make it more difficult for us to complete an initial Business Combination on commercially acceptable terms or at all.

There are no assurances that the Extension will enable us to complete a Business Combination.

Even though the Extension was approved, we can provide no assurances that we will be able to consummate an initial Business Combination prior to the end of the Completion Window. Our ability to consummate any Business Combination is dependent on a variety of factors, many of which are beyond our control. We were required to offer public shareholders the opportunity to redeem Public Shares in connection with the Extension, and we will be required to offer public shareholders redemption rights again in connection with any shareholder vote to approve a Business Combination. Even if a Business Combination is approved by our shareholders, it is possible that redemptions will leave us with insufficient cash to consummate a Business Combination on commercially acceptable terms, or at all. The fact that we had a separate redemption period in connection with the Extension in which shareholders elected to redeem 17,910,004 Public Shares exacerbates this risk. Other than in connection with a redemption offer or liquidation, our shareholders may be unable to recover their investment except through sales of our shares on the open market. The price of our shares may be volatile, and there can be no assurance that shareholders will be able to dispose of our shares at favorable prices, or at all.

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

Dated: May 15, 2023	GLOBAL TECHNOLOGY ACQUISITION CORP. I

	By:	/s/ Arnau Porto Dolc
	Name:	Arnau Porto Dolc
	Title:	Chief Executive Officer

Dated: May 15, 2023	GLOBAL TECHNOLOGY ACQUISITION CORP. I

	By:	/s/ Aleksander Baranski
	Name:	Aleksander Baranski
	Title:	Chief Financial Officer