Form 10-Q
period 2023-06-30
Global Technology Acquisition Corp. I
filed 2023-08-11
CIK 1848821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

GLOBAL TECHNOLOGY ACQUISITION CORP. I
(Exact name of registrant as specified in its charter)

Cayman Islands	001-40948	66-0969672
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(IRS Employer Identification No.)

CO Services Cayman Limited P.O. Box 10008 Willow House , Cricket Square Grand Cayman, Cayman Islands	KY1-1001
(Address Of Principal Executive Offices)	(Zip Code)
(917)
338-7786
Registrant’s telephone number, including area code
19 W 24th St.
10th Floor
New York, New York
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
 10
, 2023, 2,089,996 Class A ordinary shares, par value $0.0001 per share, and 5,000,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

GLOBAL TECHNOLOGY ACQUISITION CORP. I

Form 10-Q

For the Quarter Ended June 30, 2023

PART I. FINANCIAL INFORMATION
Item 1. Condensed Financial Statements
GLOBAL TECHNOLOGY ACQUISITION CORP. I
CONDENSED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$288,000	$744,000
Prepaid expenses	91,000	167,000

Total current assets	379,000	911,000
Non-current asset – Investments held in Trust Account	22,370,000	206,946,000

Total assets	$22,749,000	$207,857,000

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	93,000	73,000
Accrued liabilities	43,000	19,000

Total current liabilities	136,000	92,000
Other liabilities:
Warrant liabilities	1,435,000	615,000
Deferred underwriting compensation	3,675,000	3,675,000

Total liabilities	5,246,000	4,382,000
Commitments and Contingencies (see Note 8)
Class A ordinary shares subject to possible redemption: 2,089,996 and 20,000,000 shares, respectively, at June 30, 2023 and December 31, 2022 (at $10.70 and $10.35 per share, respectively)	22,370,000	206,946,000

SHAREHOLDERS’ DEFICIT
Preferred shares, $0.0001 par value; 1,000,000 shares authorized, none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value, 200,000,000 authorized shares, none issued or outstanding (excluding 2,089,996 and 20,000,000 shares, respectively, subject to possible redemption) as of June 30, 2023 and December 31, 2022	—	—
Class B ordinary shares, $0.0001 par value, 20,000,000 authorized shares, 5,000,000 shares issued and outstanding, at June 30, 2023 and December 31, 2022 ($500, rounded to $1,000 and $1,000)	1,000	1,000
Additional paid-in-capital	—	—
Accumulated deficit	(4,868,000)	(3,472,000)

Total shareholders’ deficit	(4,867,000)	(3,471,000)

Total liabilities and shareholders’ deficit	$22,749,000	$207,857,000

See accompanying notes to unaudited condensed financial statements

GLOBAL TECHNOLOGY ACQUISITION CORP. I
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended June 30, 2023	For the three months ended June 30, 2022	For the six months ended June 30, 2023	For the six months ended June 30, 2022
General and administrative expenses	$379,000	$167,000	$576,000	$343,000

Loss from operations	(379,000)	(167,000)	(576,000)	(343,000)
Other income:
Interest income on Trust Account	720,000	275,000	2,899,000	296,000
Change in fair value of warrant liability	615,000	4,100,000	(820,000)	7,995,000

Total other income	1,335,000	4,375,000	2,079,000	8,291,000

Net income (loss)	$956,000	$4,208,000	$1,503,000	$7,948,000

Weighted average Class A ordinary shares outstanding - basic and diluted	4,845,000	20,000,000	12,381,000	20,000,000

Net income (loss) per Class A ordinary share – basic and diluted	$0.10	$0.17	$0.09	$0.32

Weighted average Class B ordinary shares outstanding – basic and diluted	5,000,000	5,000,000	5,000,000	5,000,000

Net income (loss) per Class B ordinary share – basic and diluted	$0.10	$0.17	$0.09	$0.32

See accompanying notes to unaudited condensed financial statements

GLOBAL TECHNOLOGY ACQUISITION CORP. I
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
For the three months ended June
 30, 2023
:

	Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount
Balance, March 31, 2023	5,000,000	$1,000	$—	$(5,104,000)	$(5,103,000)
Remeasurement of Class A ordinary shares subject to redemption	—	—	—	(720,000)	(720,000)
Net income	—	—	—	956,000	956,000

Balance, June 30, 2023	5,000,000	$1,000	$—	$(4,868,000)	$(4,867,000)

For the six months ended June
 30, 2023
:

	Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount
Balance, December 31, 2022	5,000,000	$1,000	$—	$(3,472,000)	$(3,471,000)
Remeasurement of Class A ordinary shares subject to redemption	—	—	—	(2,899,000)	(2,899,000)
Net income	—	—	—	1,503,000	1,503,000

Balance, June 30, 2023	5,000,000	$1,000	$—	$(4,868,000)	$(4,867,000)

For the three months ended June
 30, 2022
:

	Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount
Balance, March 31, 2022	5,000,000	$1,000	$—	$(12,818,000)	$(12,817,000)
Remeasurement of Class A ordinary shares subject to redemption	—	—	—	(300,000)	(300,000)
Net income	—	—	—	4,208,000	4,208,000

Balance, June 30, 2022	5,000,000	$1,000	$—	$(8,910,000)	$(8,909,000)

For the six months ended June
 30, 2022
:

	Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount
Balance, December 31, 2021	5,000,000	$1,000	$—	$(16,558,000)	$(16,557,000)
Remeasurement of Class A ordinary shares subject to redemption	—	—	—	(300,000)	(300,000)
Net income	—	—	—	7,948,000	7,948,000

Balance, June 30, 2022	5,000,000	$1,000	$—	$(8,910,000)	$(8,909,000)

See accompanying notes to unaudited condensed financial statements

GLOBAL TECHNOLOGY ACQUISITION CORP. I
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the six months ended June 30, 2023	For the six months ended June 30, 2022
Cash flows from operating activities:
Net income (loss)	$1,503,000	$7,948,000
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Income from cash and investments held in Trust Account	(2,899,000)	(296,000)
Change in fair value of warrant liability	820,000	(7,995,000)
Changes in operating assets and liabilities:
Decrease in prepaid expenses	76,000	95,000
(Decrease) increase in accounts payable	20,000	(35,000)
Increase (decrease) in accrued liabilities and other	24,000	(32,000)

Net cash used in operating activities	(456,000)	(315,000)

Cash flows from investing activities:

Cash withdrawn from Trust Account	187,475,000	—

Net cash provided by investing activities	187,475,000	—

Cash flows from financing activities:
Redemption of 17,910,004 Class A ordinary shares	(187,475,000)	—

Net cash used in financing activities	(187,475,000)	—

Net change in cash	(456,000)	(315,000)
Cash and cash equivalents at beginning of period	744,000	1,326,000

Cash and cash equivalents at end of period	$288,000	$1,011,000

Supplemental disclosure of non-cash financing activities:
Remeasurement of carrying value to redemption value of Class A ordinary shares subject to redemption	$2,899,000	$300,000

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
At June 30, 2023, the Company had not commenced any operations. All activity for the period from February 9, 2021 (inception) to June 30, 2023 relates to the Company’s formation and the initial public offering (“Public Offering”) described below and, subsequent to the Public Offering, identifying and completing an initial Business Combination. The Company will not generate any operating revenues until after completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income on investments and cash and cash equivalents from the proceeds derived from the Public Offering.
Sponsor and Public Offering:
The Company’s sponsor is Global Technology Acquisition I Sponsor LP, an exempted limited liability partnership registered in the Cayman Islands (the “Sponsor”). The Company intends to finance a Business Combination with proceeds from the $200,000,000 Public Offering (Note 3) and a $10,500,000 private placement (the “Private Placement”) (Note 4), net of expenses of the offering and working capital to be available to the Company as well as subsequent redemptions of shares by shareholders (see below). Upon the closing of the Public Offering and the Private Placement on October 25, 2021, $204,000,000 was deposited in a trust account (the “Trust Account”) and as described further below, on April 14, 2023 a total of 167 Class A ordinary share shareholders elected to redeem an aggregate of 17,910,004 Class A ordinary shares, representing approximately 89.55% of the Class A ordinary shares then issued and outstanding, for an aggregate of approximately $187,475,000 in cash, which was paid on or around April 21, 2023. Accordingly, approximately $22,370,000 remained in the Trust Account as of June 30, 2023.
Extension of Time to Complete Business Combination, Related Redemptions of Class A Ordinary Shares and Related Matters:
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
At the Extraordinary General Meeting, the Voting Shareholders approved, by special resolution, a proposal to amend and restate the Company’s amended and restated memorandum and articles of association to extend the date by which the Company must (1) consummate an initial Business Combination, (2) cease its operations except for the purpose of winding up if it fails to complete an initial Business Combination, and (3) redeem all of the Class A ordinary shares, included as part of the Units sold in the Public Offering from April 25, 2023 to April 25, 2024 or to October 25, 2024 at the election of the Company in two separate three-month
extensions subject to satisfaction of certain conditions, including the deposit of $0.10 per Unit in each case (or up to approximately $209,000 after giving effect to the Company’s shareholders’ redemptions made in connection with the foregoing proposal) for each three-month
extension, into the Trust Account (the “Extension” and such proposal, the “Extension Proposal”). On April 14, 2023, to effectuate the Extension, the Company filed with the Cayman Islands Registrar of Companies the Second Amended and Restated Memorandum and Articles of Association of the Company (the “Second Amended and Restated Memorandum and Articles of Association”).

In connection with the Extension, a total of 167 Class A ordinary share shareholders elected to redeem an aggregate of 17,910,004 Class A ordinary shares, representing approximately 89.55% of the Class A ordinary shares then issued and outstanding, for an aggregate of approximately $187,475,000 in cash, which was paid on or around April 21, 2023.
The Trust Account:
The funds in the Trust Account are invested only in cash or U.S. government treasury bills with a maturity of one hundred and eighty-five
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
As discussed further in Note 1—Description of Organization, Business Operations and Liquidity—Extension of Time to Complete Business Combination, Related Redemptions of Class A Ordinary Shares and Related Matters, on April 14, 2023, the Company’s shareholders approved the Second Amended and Restated Memorandum and Articles of Association (as defined below) which provides that, other than the withdrawal of interest to pay tax obligations, if any, less up to $100,000 interest to pay dissolution expenses, none of the funds held in trust will be released until the earliest of: (a) the completion of the initial Business Combination, (b) the redemption of any Class A ordinary shares included in the Units (as defined below) sold in the Public Offering (the “Public Shares”) properly submitted in connection with a shareholder vote to amend the Company’s Second Amended and Restated Memorandum and Articles of Association (i) to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete the initial Business Combination prior to April 25, 2024 (or up to October 25, 2024 in two separate three-month
extensions subject to satisfaction of certain conditions, including the deposit of $0.10 per Unit in each case (or up to approximately $209,000 after giving effect to the Company’s shareholders’ redemptions made in connection with the Extension Proposal) for each three-month
extension, into the Trust Account, or as extended by the Company’s shareholders in accordance with the Company’s Second Amended and Restated Memorandum and Articles of Association (the “Completion Window”)) or (ii) with respect to any other provision relating to shareholders’ rights or pre-Business
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
On April 14, 2023, in connection with the amendment of the Company’s amended and restated memorandum and articles of association, the Company directed the Trust Account trustee to deliver approximately $187,475,000 to the shareholders that requested redemption as discussed further in Note 1—Description of Organization, Business Operations and Liquidity—Extension of Time to Complete Business Combination, Related Redemptions of Class A Ordinary Shares and Related Matters.
As amended, the Company will have until April 25, 2024, (or until October 25, 2024, as described above) to complete its initial Business Combination. If the Company does not complete a Business Combination within this period of time, it shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares for a per share pro rata portion of the Trust Account, including interest, but less taxes payable and amounts released to the Company for working capital (less up to $100,000 of such net interest to pay dissolution expenses) and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its creditors and remaining shareholders, as part of its plan of dissolution and liquidation. The initial shareholders have entered into letter agreements with us, pursuant to which they have waived their rights to participate in any redemption with respect to their initial shares; however, if the initial shareholders or any of the Company’s officers, directors or affiliates acquire Class A ordinary shares in or after the Public Offering, they will be entitled to a pro rata share of the Trust Account upon the Company’s redemption or liquidation in the event the Company does not complete a Business Combination within the Completion Window.
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

Nasdaq Listing:
On June 28, 2023, the Company received a written notice (the “Notice”) from the Listing Qualifications Department (the “Nasdaq Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that, for 30 consecutive business days, the Company’s Market Value of Listed Securities (“MVLS”) was below the minimum of $50 million required for continued listing on the Nasdaq Global Market pursuant to Nasdaq Listing Rule 5450(b)(2)(A) (the “Market Value Standard”). The Nasdaq Staff also noted that the Company does not meet the requirements under Nasdaq Listing Rules 5450(b)(1)(A) (Equity Standard) and 5450(b)(3)(A) (Total Assets/Total Revenue Standard). An indicator is displayed with quotation information related to the Company’s securities on NASDAQ.com and NSDAQTrader.com and may be displayed by other third party providers of market data information, however the Notice does not impact the listing of the Company’s securities on the Nasdaq Global Market at this time.
The Notice provided that, in accordance with Nasdaq Listing Rule 5810(c)(3)(C) (the “Compliance Period Rule”), the Company has a period of 180 calendar days from the date of the Notice, or until December 26, 2023 (the “Compliance Date”), to regain compliance with the Market Value Standard. During this period, the Company’s securities will continue to trade on the Nasdaq Global Market. If at any time before the Compliance Date the Company’s MVLS closes at or above $50 million for a minimum of 10 consecutive business days as required under the Compliance Period Rule, the Nasdaq Staff will provide written notification to the Company that it has regained compliance with the Market Value Standard and will close the matter (unless the Nasdaq Staff exercises its discretion to extend this 10 business-day-period
pursuant to Nasdaq Listing Rule 5810(c)(3)(H)).
If the Company does not regain compliance with the Market Value Standard by the Compliance Date, the Nasdaq Staff will provide a written notification to the Company that its securities are subject to delisting. At that time, the Company may appeal the Nasdaq Staff’s delisting determination to a Hearings Panel (the “Panel”). However, there can be no assurance that, if the Company receives a delisting notice and appeals the delisting determination by the Nasdaq Staff to the Panel, such appeal would be successful.
The Company intends to monitor its MVLS between now and the Compliance Date, and may, if appropriate, evaluate available options to resolve the deficiency under the Market Value Standard and regain compliance with the Market Value Standard. Additionally, the Company may consider applying to transfer the listing of its securities to the Nasdaq Capital Market (provided that it then satisfies the requirements for continued listing on that market). However, there can be no assurance that the Company will be able to regain or maintain compliance with Nasdaq listing criteria.
Liquidity and Going Concern:
In connection with the assessment of going concern considerations in accordance with the Financial Accounting Standard Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic
205-40,
“Presentation of Financial
Statements-Going
Concern,” the Company has until April 25, 2024 (or until October 25, 2024, as described above) to consummate an initial Business Combination. It is uncertain that the Company will be able to consummate an initial Business Combination by this time. If an initial Business Combination cannot be completed prior to April 25, 2024, there will be a mandatory liquidation and subsequent dissolution of the Company unless, prior to such date, the Company receives an extension approval from its shareholders or elects to extend the date on which an initial Business Combination must be consummated (the Company may extend the date on which an initial Business Combination must be consummated to October 25, 2024 in two separate three-month
extensions subject to satisfaction of certain conditions, including the deposit of $0.10 per Unit in each case (or up to approximately $209,000 after giving effect to the Company’s shareholders’ redemptions made in connection with the Extension Proposal) for each three-month
extension).
Further, as shown in the accompanying condensed financial statements, the Company had $288,000 in cash and cash equivalents at June 30, 2023 and negative cash flows from operations of approximately $456,000 for the six months ended June 30, 2023. The Company also has credit available from its Sponsor of up to $1,500,000 in working capital loans as described in Note 5. If the Company were to extend the April 25, 2024 date to October 25,

2024, the Company would have to make extension payments aggregating approximately $418,000 for two three-month extensions. The Company may not have sufficient funds, or funds available, at June 30, 2023 to enable it to sustain operations for a period of at least one year after the issuance date of these condensed financial statements.
Management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date these condensed financial statements are released. The Company intends to address this by completing a Business Combination within the proscribed timeframe, however there is no assurance that this can be done. The condensed interim financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of June 30, 2023, and the results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for a full year.
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
Net Income (Loss) per Ordinary Share:
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income or loss per ordinary share is computed by dividing net income or loss applicable to the Class A ordinary share and the Class B ordinary share (collectively, the “Ordinary Shares”) shareholders by the weighted average number of ordinary shares outstanding during the period plus, to the extent dilutive, the incremental number of ordinary shares to settle warrants, as calculated using the treasury stock method.

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
At June 30, 2023 and 2022, the Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata among the two classes of shares. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average number of ordinary shares outstanding during the respective period.
The following table reflects the net income per share after allocating income between the shares based on outstanding shares.

	For the three months ended June 30, 2023		For the three months ended June 30, 2022
	Class A	Class B	Class A	Class B
Numerator:
Allocation of income – basic and diluted	$470,000	$486,000	$3,336,000	$842,000
Denominator:
Basic and diluted weighted average ordinary shares outstanding	4,845,000	5,000,000	20,000,000	5,000,000
Basic and diluted net income per ordinary share	$0.10	$0.10	$0.17	$0.17

	For the six months ended June 30, 2023		For the six months ended June 30, 2022
	Class A	Class B	Class A	Class B
Numerator:
Allocation of income – basic and diluted	$1,071,000	$432,000	$6,358,000	$1,590,000
Denominator:
Basic and diluted weighted average ordinary shares outstanding	12,381,000	5,000,000	20,000,000	5,000,000
Basic and diluted net income per ordinary share	$0.09	$0.09	$0.32	$0.32

Investments held in Trust Account:
The Company complies with FASB ASC 820, “Fair Value Measurements,” for its financial assets and liabilities that are re-measured
and reported at fair value at each reporting period, and
non-financial
assets and liabilities that are
re-measured
and reported at fair value at least annually.
Upon the closing of the Public Offering and the Private Placement, a total of $204,000,000 was deposited into the Trust Account and, on April 14, 2023, a total of 167 Class A ordinary share shareholders elected to redeem an aggregate of 17,910,004 Class A ordinary shares, representing approximately 89.55% of the Class A ordinary shares then issued and outstanding, for an aggregate of approximately $187,475,000 in cash, which was paid on or around April 21, 2023. Accordingly, approximately $22,370,000 remained in the Trust Account as of June 30, 2023. The proceeds in the Trust Account may be invested in either cash, U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule
2a-7
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
Cash and cash equivalents:
The Company considers all highly liquid instruments with maturities of one year or less when acquired to be cash equivalents. At June 30, 2023, cash and cash equivalents totaled approximately $288,000 consisting of approximately $15,000 in cash and approximately $273,000 in a bank sponsored, overnight repurchase agreement that matured on July 3, 2023 with interest. At December 31, 2022, the $744,000 in cash and cash equivalents consisted entirely of cash deposits.

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
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed as of June 30, 2023, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates. One of the more significant accounting estimates included in these condensed financial statements is the determination of the fair value of the Public Warrant and the Private Placement Warrant (as defined below) liabilities.

Offering Costs:
The Company complies with the requirements of the FASB ASC
340-10-S99-1
and SEC Staff Accounting Bulletin (SAB) Topic 5A— “Expenses of Offering.” Costs incurred in connection with preparation for the Public Offering were approximately $11,725,000 including approximately $725,000 of Company costs together with $11,000,000 of underwriters’ discount. Such costs have been allocated to equity instruments ($11,234,000) and warrant liability ($491,000), based on their relative values, and charged to equity or expense (in the case of the portion allocated to warrant liability) upon completion of the Public Offering. The Company retained an independent financial advisor in connection with the Public Offering and paid an agreed amount of $175,000 that was included in offering costs, net of full reimbursement by the underwriters.
Class A Ordinary Shares Subject to Possible Redemption:
All of the 20,000,000 Class A ordinary shares sold on October 25, 2021 as part of a Unit in the Public Offering discussed in Note 3 contain a redemption feature which allows for the redemption of ordinary shares under the Company’s liquidation or tender offer/shareholder approval provisions. In connection with the Extension, a total of 167 Class A ordinary share shareholders elected to redeem an aggregate of 17,910,004 Class A ordinary shares, representing approximately 89.55% of the Class A ordinary shares then issued and outstanding, for an aggregate of approximately $187,475,000 in cash, which was paid on or around April 21, 2023. As such, there remain 2,089,996 Class A ordinary shares outstanding as of June 30, 2023, all of which are subject to redemption.
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
The Company recognizes changes immediately as they occur and adjusts the carrying value of the securities at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Class A ordinary shares are affected by adjustments to additional paid-in
capital. Accordingly, at June 30, 2023 and December 31, 2022, 2,089,996 of the 2,089,996 Class A ordinary shares and 20,000,000 of the 20,000,000 Class A ordinary shares were classified outside of permanent equity, respectively. Class A ordinary shares subject to redemption consist of:

Gross proceeds of Public Offering	$200,000,000
Less: Proceeds allocated to Public Warrants	(7,900,000)
Offering costs	(11,234,000)
Plus: Remeasurement of carrying value to redemption value at Public Offering date	23,134,000

Subtotal at the date of the Public Offering and at December 31, 2021	204,000,000
Plus: Remeasurement of carrying value to redemption value at December 31, 2022	2,946,000

Subtotal at December 31, 2022	206,946,000
Less: Payments to shareholders who elected to redeem 17,910,004 Class A ordinary shares in connection with the Extension (as defined below) on or around April 21, 2023	(187,475,000)

Plus: Remeasurement of carrying value to redemption value at June 30, 2023	2,899,000

Class A ordinary shares subject to redemption at June 30, 2023	$22,370,000

Income Taxes:
FASB ASC 740 “Income Taxes” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2023 and December 31, 2022. The Company recognizes interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at June 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The Company is considered an exempted Cayman Islands company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.
The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.
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
Subsequent Events:
The Company evaluated subsequent events and transactions that occurred after the date of the balance sheet through the date that the financial statements were issued. There were no such events that would require adjustment or disclosure in the condensed financial statements.
Note 3—Public Offering
On October 25, 2021, the Company closed on the Public Offering and sale, including the underwriters’ partial exercise of their over-allotment
option, of 20,000,000 units at a price of $10.00 per unit (the “Units”). Each Unit consists of one of the Company’s Class A ordinary shares and one-half
of one Public Warrant. Each whole Public Warrant offered in the Public Offering is exercisable to purchase one share of the Company’s Class A ordinary shares. See Note 6.

The Company granted the underwriters a
45-day
option to purchase up to 2,625,000 additional Units to cover any over-allotments,
at the Public Offering price less the underwriting discounts and commissions. At the closing of the Public Offering on October 25, 2021, the underwriters’ exercised 2,500,000 Units of such over-allotment
option. The warrants that were issued in connection with 2,500,000 over-allotment
units exercised are identical to the Public Warrants and have no net cash settlement provisions. As discussed further in Note 5, after the closing of the Public Offering on October 25, 2021, 31,250 of the outstanding Class B ordinary shares remained forfeitable and in December 2021 those 31,250 shares were surrendered and retired.
The Company paid an underwriting discount of 2.0% of the per Unit price, $4,000,000, to the underwriters at the closing of the Public Offering and was obligated to pay a deferred underwriting fee of 3.5% of the per Unit price, $7,000,000, upon the completion of the Company’s initial Business Combination.
On October 3, 2022, one of the underwriters in the Company’s October 25, 2021 Public Offering agreed to forfeit their 47.5% interest in the deferred underwriting compensation of $7,000,000. As such, in October 2022, $3,325,000 was reduced from the deferred underwriting compensation liability and from accumulated deficit. At June 30, 2023 and December 31, 2023, the amount outstanding in the Trust Account was approximately, $22,370,000 and $206,946,000, respectively.
Note 4—Trust Account and Fair Value Measurement
In March 2023, the Trust Account’s investment in money market funds was transferred to cash and as such, at June 30, 2023 the proceeds of the Trust Account were invested in cash. At December 31, 2022, the proceeds of the Trust Account were invested primarily in money market funds meeting certain conditions described in Note 1—Description of Organization, Business Operations and Liquidity—The Trust Account above.
On April 14, 2023, in connection with the amendment of the Company’s amended and restated memorandum and articles of association, the Company directed the Trust Account trustee to deliver approximately $187,475,000 to shareholders that requested redemption as discussed further in Note 1—Description of Organization, Business Operations and Liquidity—Extension of Time to Complete Business Combination, Related Redemptions of Class A Ordinary Shares and Related Matters.
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
Private Placement Warrants:
In connection with the closing of the Public Offering on October 25, 2021 (Note 3), the Sponsor purchased from the Company an aggregate of 10,500,000 warrants at a price of $1.00 per warrant (a purchase price of $10,500,000), in the Private Placement which occurred simultaneously with the completion of the Public Offering (the “Private Placement Warrants”). Each Private Placement Warrant entitles the holder to purchase one Class A ordinary share at $11.50 per share. The purchase price of the Private Placement Warrants was added to the proceeds from the Public Offering, net of expenses of the offering and working capital to be available to the Company, to be held in the Trust Account pending completion of the Company’s initial Business Combination. The Private Placement Warrants (including the Class A ordinary shares issuable upon exercise of the Private Placement Warrants) will not be transferable, assignable or salable until 30 days after the completion of the initial Business Combination and they will be non-redeemable
so long as they are held by the Sponsor or its permitted transferees. If the Private Placement Warrants are held by someone other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. Otherwise, the Private Placement Warrants have terms and provisions that are identical to those of the Public Warrants and have no net cash settlement provisions.
If the Company does not complete a Business Combination, then the proceeds from the sale of the Private Placement Warrants will be part of the liquidating distribution to the holders of Public Shares and the Private Placement Warrants issued to the Sponsor will expire worthless.
In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked
securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Company’s initial shareholders or their affiliates, without taking into account any Founder Shares or warrants held by the Company’s initial stockholders or such affiliates as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the greater of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to
180
% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.

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
Related Party Loans:
In February 2021, the Sponsor agreed to loan the Company an aggregate of $300,000 by drawdowns of not less than $10,000 each against the issuance of an unsecured promissory note (the “Initial Note”) to cover expenses related to the Public Offering. The Initial Note was non-interest
bearing and payable on the earlier of December 31, 2021 or the completion of the Public Offering. The Company borrowed a total of $240,000 under the Initial Note prior to October 25, 2021. Upon the closing of the Public Offering on October 25, 2021, the Initial Note was repaid in full and there was no amount outstanding at June 30, 2023 or December 31, 2022.
Working Capital Loans:
If the Sponsor, an affiliate of the Sponsor or certain of the Company’s officers and directors make any working capital loans, up to $1,500,000 of such loans may be converted into warrants, at the price of $1.00 per warrant, at the option of the lender. Such warrants would be identical to the Private Placement Warrants.
On June 29, 2023, the Company entered into an unsecured promissory note (the “Note”) with the Sponsor, providing for an aggregate amount of loans up to $1,500,000 to fund the Company’s operating expenses. At June 30, 2023, no amounts have been borrowed under the Note.
The Note bears no interest. All unpaid principal under the Note will be payable on the earliest to occur of (i) the date on which the Company consummates an initial Business Combination or (ii) the date of the liquidation of the Company (such date, the “Maturity Date”). In the event the Company consummates its initial Business Combination, the Sponsor has the option on the Maturity Date to convert up to an aggregate of $1,500,000 of the principal outstanding under the Note into that number of warrants (“Working Capital Warrants”) equal to the portion of the principal amount of the Note being converted divided by $1.00. The terms of the Working Capital Warrants, if any, would be identical to the terms of the Private Placement Warrants. The Note is subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the Note, and all other sums payable with regard to the Note becoming immediately due and payable.
Administrative Services Agreement:
The Company has agreed to pay $10,000 a month to the Sponsor under an Administrative Services Agreement for the services to be provided by one or more investment professionals, creation and maintenance of the Company’s website, and miscellaneous additional services. Services commenced on October 21, 2021, the date the Company’s securities were first listed on the NASDAQ Global Market and will terminate upon the earlier of the consummation by the Company of an initial Business Combination or the liquidation of the Company. The Company charged $30,000 and $60,000, and $30,000 and $60,000, respectively, to operations in the three and six months ended June 30, 2023 and 2022, under this agreement. There were approximately $20,000 and $0, respectively, included in accrued liabilities at June 30, 2023 and December 31, 2022.
Note 6—Warrant liabilities
At June 30, 2023 and December 31, 2022, the Company had a total of 20,500,000 warrants outstanding, including 10,000,000 Public Warrants and 10,500,000 Private Placement Warrants.

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
The following table presents information about the Company’s warrant liabilities that are measured at fair value on a recurring basis at June 30, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	June 30, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Warrant Liabilities:
Public Warrants	$700,000	$—	$700,000	$—
Private Placement Warrants	$735,000	$—	$735,000	$—

Warrant liabilities at June 30, 2023	$1,435,000	$—	$1,435,000	$—

Description	December 31, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Warrant Liabilities:
Public Warrants	$300,000	$300,000	$—	$—
Private Placement Warrants	$315,000	$—	$315,000	$—

Warrant liabilities at December 31, 2022	$615,000	$300,000	$315,000	$—

At December 31, 2022, the Company valued its Public Warrants based on publicly observable inputs (Level 1 inputs) from the trading in the Public Warrants in an active market ($0.03 per warrant on December 31, 2022). During the three months ended June 30, 2023, the trading in the Company’s warrants became less active. So at June 30, 2023, the Company transferred the Public Warrants from Level 1 to Level 2 (significant other observable inputs) using the public trading price ($0.07 per warrant) as a guide. Since the Private Placement Warrants are substantially similar to the Public Warrants but do not trade, the Company valued them based on the value of the Public Warrants (significant other observable inputs – Level 2). The Company is required to record the warrants at fair value at each reporting period, with changes in fair value recognized in the statements of operations. Transfers between Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs.
At inception of the warrants on October 25, 2021, which became separable from the Units on December 13, 2022, the Company utilized an independent valuation consultant that used a binomial lattice model incorporating the
Cox-Ross-Rubenstein
methodology to value the warrants. The estimated fair value of the warrant liability at October 25, 2021 was determined using Level 3 inputs. Inherent in a binomial options pricing model are assumptions related to expected share-price
volatility, expected life,
risk-free
interest rate and dividend yield. The Company estimated the volatility of its shares based on historical volatility that matches the expected remaining life of the warrants. The risk-free
interest rate is based on the U.S. Treasury
zero-coupon
yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants was assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.
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
In connection with the Extension, a total of 167 Class A ordinary share shareholders elected to redeem an aggregate of 17,910,004 Class A ordinary shares, representing approximately 89.55% of the Class A ordinary shares then issued and outstanding, for an aggregate of approximately $187,475,000 in cash, which was paid on or around April 21, 2023.
At June 30, 2023 and December 31, 2022 there were 5,000,000 Class B ordinary shares issued and outstanding and no Class A ordinary shares issued or outstanding (excluding 2,089,996 and 20,000,000 shares, respectively, subject to possible redemption) as of June 30, 2023 and December 31, 2022.
Preferred Shares:
The Company is authorized to issue 1,000,000 preferred shares, par value $0.0001, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2023 and December 31, 2022, there were no preferred shares issued or outstanding.
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

As indicated in the accompanying unaudited condensed financial statements, as of June 30, 2023 we had approximately $288,000 of cash and cash equivalents and approximately $243,000 of working capital. Further, we expect to incur significant costs in the pursuit of our initial Business Combination. We cannot assure you that our plans to complete our initial Business Combination will be successful.

Recent Developments

Extension of Time to Complete Business Combination, Related Redemptions of Class A Ordinary Shares and Related Matters:

The Company’s amended and restated memorandum and articles of association previously provided that the Company had until April 25, 2023 to complete a Business Combination (or until October 25, 2023 in two separate three-month extensions subject to satisfaction of certain conditions, including the deposit of up to $0.10 per Unit in each case (or up to approximately $209,000 after giving effect to the Company’s shareholders’ redemptions made in connection with the Extension Proposal) for each three-month extension, into the Trust Account, or as extended by the Company’s shareholders in accordance with the Company’s amended and restated memorandum and articles of association). On April 14, 2023, at the Extraordinary General Meeting, the Voting Shareholders approved an amendment and restatement of the amended and restated memorandum and articles of association to extend the date by which the Company must complete a business combination from April 25, 2023, to April 25, 2024 (or until October 25, 2024 in two separate three-month extensions subject to satisfaction of certain conditions, including the deposit of $0.10 per Unit in each case (or up to approximately $209,000 after giving effect to the Company’s shareholders’ redemptions made in connection with the Extension Proposal) for each three-month extension, into the Trust Account, or as extended by the Company’s shareholders in accordance with the Company’s Second Amended and Restated Memorandum and Articles of Association).

In connection with the Extension, a total of 167 Class A ordinary share shareholders elected to redeem an aggregate of 17,910,004 Class A ordinary shares, representing approximately 89.55% of the Class A ordinary shares then issued and outstanding, for an aggregate of approximately $187,475,000 in cash, which was paid on or around April 21, 2023.

Working Capital Loan:

On June 29, 2023, the Company, entered into the Note with the Sponsor, providing for an aggregate amount of loans up to $1,500,000 to fund the Company’s operating expenses. At June 30, 2023, no amounts have been borrowed under the Note.

The Note bears no interest. All unpaid principal under the Note will be payable on the Maturity Date). In the event the Company consummates its initial Business Combination, the Sponsor has the option on the Maturity Date to convert up to an aggregate of $1,500,000 of the principal outstanding under the Note into Working Capital Warrants equal to the portion of the principal amount of the Note being converted divided by $1.00. The terms of the Working Capital Warrants, if any, would be identical to the Private Placement Warrants. The Note is subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the Note, and all other sums payable with regard to the Note becoming immediately due and payable.

The issuance of the Note was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard:

On June 28, 2023, the Company received the Notice from the Nasdaq Staff of Nasdaq notifying the Company that, for 30 consecutive business days, the Company’s MVLS was below the minimum of $50 million required for continued listing on the Nasdaq Global Market pursuant to the Market Value Standard. The Nasdaq Staff also noted that the Company does not meet the requirements under Nasdaq Listing Rules 5450(b)(1)(A)

(Equity Standard) and 5450(b)(3)(A) (Total Assets/Total Revenue Standard). An indicator is displayed with quotation information related to the Company’s securities on NASDAQ.com and NSDAQTrader.com and may be displayed by other third party providers of market data information, however the Notice does not impact the listing of the Company’s securities on the Nasdaq Global Market at this time.

The Notice provided that, in accordance with the Compliance Period Rule, the Company has a period of 180 calendar days from the date of the Notice, or until the Compliance Date, to regain compliance with the Market Value Standard. During this period, the Company’s securities will continue to trade on the Nasdaq Global Market. If at any time before the Compliance Date the Company’s MVLS closes at or above $50 million for a minimum of 10 consecutive business days as required under the Compliance Period Rule, the Nasdaq Staff will provide written notification to the Company that it has regained compliance with the Market Value Standard and will close the matter (unless the Nasdaq Staff exercises its discretion to extend this 10 business-day-period pursuant to Nasdaq Listing Rule 5810(c)(3)(H)).

If the Company does not regain compliance with the Market Value Standard by the Compliance Date, the Nasdaq Staff will provide a written notification to the Company that its securities are subject to delisting. At that time, the Company may appeal the Nasdaq Staff’s delisting determination to the Panel. However, there can be no assurance that, if the Company receives a delisting notice and appeals the delisting determination by the Nasdaq Staff to the Panel, such appeal would be successful.

The Company intends to monitor its MVLS between now and the Compliance Date, and may, if appropriate, evaluate available options to resolve the deficiency under the Market Value Standard and regain compliance with the Market Value Standard. Additionally, the Company may consider applying to transfer the listing of its securities to the Nasdaq Capital Market (provided that it then satisfies the requirements for continued listing on that market). However, there can be no assurance that the Company will be able to regain or maintain compliance with Nasdaq listing criteria.

Results of Operations and Known Trends or Future Events

Our entire activity from February 9, 2021 (inception) through October 25, 2021, was in preparation for a Public Offering, and since our Public Offering through June 30, 2023, our activity has been limited to identifying and completing a suitable initial Business Combination. We will not generate any operating revenues until the closing and completion of our initial Business Combination.

For the three and six months ended June 30, 2023, we had net income of approximately $956,000 and $1,503,000, respectively, which consisted of an approximately $615,000 and ($820,000), respectively, in change in fair value of derivative warrant liabilities, and approximately $720,000 and $2,899,000, respectively, of interest income on cash and investments held in Trust Account, partly offset by approximately $379,000 and $576,000, respectively, of loss from operations. The loss from operations consists primarily of our costs of operating as a public company, as well as costs of searching for a Business Combination.

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

As discussed further in Note 5 to our condensed financial statements included in Part I, Item 1 of this Quarterly Report (and below), the Company accounts for its outstanding Public Warrants and Private Placement Warrants as derivative liabilities in the accompanying unaudited condensed financial statements. As a result, the Company is required to measure the fair value of the Public Warrants and Private Placement Warrants at the end of each reporting period and recognize changes in the fair value from the prior period in the Company’s operating results for each current period.

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

The net proceeds from (i) the sale of the Units in the Public Offering, after deducting offering expenses of approximately $725,000, underwriting commissions of $4,000,000 including the commission on the underwriters’ over-allotment option exercise (excluding deferred underwriting commissions of $7,000,000, including the deferred commission on the underwriters’ over-allotment option, 47.5% of which has been forfeited on October 3, 2022 by one of the underwriters in the Company’s October 25, 2021 Public Offering, and including the deferred commission on the underwriters’ over-allotment option), and (ii) the sale of the Private Placement Warrants for a purchase price of $10,500,000 including the amount paid in connection with the underwriters’ over-allotment option exercise were approximately $205,775,000. Of this amount, $204,000,000 was deposited in the Trust Account, which includes the deferred underwriting commissions described above. The proceeds held in the Trust Account is required to be, and is invested only in cash or U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. The remaining $1,775,000 has not been held in the Trust Account.

On April 14, 2023, in connection with the amendment of the Company’s amended and restated memorandum and articles of association, the Company directed the Trust Account trustee to deliver approximately $187,475,000 to the shareholders that requested redemption. Accordingly, approximately $22,370,000 remained in the Trust Account as of June 30, 2023.

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

We do not believe we will need to raise additional funds following the Public Offering in order to meet the expenditures required for operating our business prior to our initial Business Combination, other than funds available from loans from our Sponsor, its affiliates or members of our management team. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial Business Combination. In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. See Recent Developments—Working Capital Loan.

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

Going Concern Consideration:

In connection with the assessment of going concern considerations in accordance with the FASB’s ASC Topic 205-40, “Presentation of Financial Statements Going Concern,” the Company has until April 25, 2024 (or until October 25, 2024, as described above) to consummate an initial Business Combination. It is uncertain that the Company will be able to consummate an initial Business Combination by this time. If an initial Business Combination cannot be completed prior to April 25, 2024, there will be a mandatory liquidation and subsequent dissolution of the Company unless, prior to such date, the Company receives an extension approval from its shareholders or elects to extend the date on which an initial Business Combination must be consummated (the Company may extend the date on which an initial Business Combination must be consummated to October 25, 2024 in two separate three month extensions subject to satisfaction of certain conditions, including the deposit of $0.10 per Unit in each case (or up to approximately $209,000 after giving effect to the Company’s shareholders’ redemptions made in connection with the Extension Proposal) for each three month extension).

Further, as shown in the accompanying condensed financial statements, the Company had $288,000 in cash and cash equivalents at June 30, 2023 and negative cash flows from operations of approximately $456,000 for the six months ended June 30, 2023. The Company also has credit available from its Sponsor of up to $1,500,000 in working capital loans as described in Note 5 to our condensed financial statements included in Part I, Item 1 of this Quarterly Report. If the Company were to extend the April 25, 2024 date to October 25, 2024, the Company would have to make extension payments aggregating approximately $418,000 for two three-month extensions. The Company may not have sufficient funds, or funds available, at June 30, 2023 to enable it to sustain operations for a period of at least one year after the issuance date of these condensed financial statements. Further, the Company may not have sufficient funds to extend the date on which an initial Business Combination must be consummated beyond April 24, 2024 as required by the Company’s Second Amended and Restated Memorandum and Articles of Association at the time it may intend to elect so extend.

Given a Company-elected extension may require up to a $209,000 deposit commencing in April 2024 per three-month extension, should it elect to so extend, the Company may need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

Management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date these condensed financial statements are released. The Company intends to address this by completing a Business Combination within the proscribed timeframe, however there is no assurance that this can be done. The condensed interim financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Accounting Policies:

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

Net Income (Loss) per Ordinary Share:

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income or loss per ordinary share is computed by dividing net income or loss applicable to the Ordinary Shares shareholders by the weighted average number of ordinary shares outstanding during the period plus, to the extent dilutive, the incremental number of ordinary shares to settle warrants, as calculated using the treasury stock method.

The Company has not considered the effect of the Public Warrants and Private Placement to purchase an aggregate of 20,500,000 Class A ordinary shares in the calculation of diluted income (loss) per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted income (loss) per ordinary share is the same as basic income (loss) per ordinary share for the periods presented.

At June 30, 2023 and 2022, the Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata among the two classes of shares. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average number of ordinary shares outstanding during the respective period.

The following table reflects the net income per share after allocating income between the shares based on outstanding shares.

	For the three months ended June 30, 2023		For the three months ended June 30, 2022
	Class A	Class B	Class A	Class B
Numerator:
Allocation of income – basic and diluted	$470,000	$486,000	$3,336,000	$842,000
Denominator:
Basic and diluted weighted average ordinary shares outstanding	4,845,000	5,000,000	20,000,000	5,000,000
Basic and diluted net income per ordinary share	$0.10	$0.10	$0.17	$0.17

	For the six months ended June 30, 2023		For the six months ended June 30, 2022
	Class A	Class B	Class A	Class B
Numerator:
Allocation of income – basic and diluted	$1,071,000	$432,000	$6,358,000	$1,590,000
Denominator:
Basic and diluted weighted average ordinary shares outstanding	12,381,000	5,000,000	20,000,000	5,000,000
Basic and diluted net income per ordinary share	$0.09	$0.09	$0.32	$0.32

Class A Ordinary Shares Subject to Possible Redemption:

All of the 20,000,000 Class A ordinary shares sold on October 25, 2021 as part of a Unit in the Public Offering discussed in Note 3 to our condensed financial statements included in Part I, Item 1 of this Quarterly Report. contain a redemption feature which allows for the redemption of the Ordinary Shares under the Company’s liquidation or tender offer/shareholder approval provisions. In connection with the Extension, a total of 167 Class A ordinary share shareholders elected to redeem an aggregate of 17,910,004 Class A ordinary shares, representing approximately 89.55% of the Class A ordinary shares then issued and outstanding, for an aggregate of approximately $187,475,000 in cash, which was paid on or around April 21, 2023. As such, there remain 2,089,996 Class A ordinary shares outstanding as of June 30, 2023, all of which are subject to redemption.

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

The Company recognizes changes immediately as they occur and adjusts the carrying value of the securities at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Class A ordinary shares are affected by adjustments to additional paid-in capital. Accordingly, at June 30, 2023 and December 31, 2022, 2,089,996 of the 2,089,996 Class A ordinary shares and 20,000,000 of the 20,000,000 Class A ordinary shares were classified outside of permanent equity, respectively. Class A ordinary shares subject to redemption consist of:

Gross proceeds of Public Offering	$200,000,000
Less: Proceeds allocated to Public Warrants	(7,900,000)
Offering costs	(11,234,000)
Plus: Remeasurement of carrying value to redemption value at Public Offering date	23,134,000

Subtotal at the date of the Public Offering and at December 31, 2021	204,000,000
Plus: Remeasurement of carrying value to redemption value at December 31, 2022	2,946,000

Subtotal at December 31, 2022	206,946,000
Less: Payments to shareholders who elected to redeem 17,910,004 Class A ordinary shares in connection with the Extension on or around April 21, 2023	(187,475,000)
Plus: Remeasurement of carrying value to redemption value at June 30, 2023	2,899,000

Class A ordinary shares subject to redemption at June 30, 2023	$22,370,000

Derivative Financial Instruments:

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with FASB ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value upon issuance, and the liability is then re-valued at each reporting date, as determined by the Company based upon a valuation report obtained from its independent third-party valuation firm, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Company’s warrant liability is a derivative financial instrument. See Note 5 to our condensed financial statements included in Part 1 of this Quarterly Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item. As of June 30, 2023, we were not subject to any market or interest rate risk. The net proceeds of the Public Offering, including amounts in the Trust Account, will be invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk. The funds in the Trust Account will be maintained in cash in an interest-bearing demand deposit account at a bank until the earlier of our initial Business Combination and our liquidation. Interest on such deposit account is currently approximately 4.5% per annum, but such deposit account carries a variable rate, and we cannot assure you that such rate will not decrease or increase significantly.

We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures:

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

Our management evaluated, with the participation of our current executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were effective at June 30, 2023.

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

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2023, covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Certain factors may have a material adverse effect on our business, financial condition and results of operation. An investment in our securities involves a high degree of risk. You should consider carefully the risks and uncertainties described below, in addition to the other information contained herein and our other filings with the SEC, including our financial statements and related notes herein and our other filings with the SEC. In addition to the information set forth in this Quarterly Report, you should carefully consider the risk factors and other cautionary statements described under the heading “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 31, 2023 (the “Form 10-K”) and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, filed with the SEC on May 15, 2023 (“Q1 10-Q”) which could materially affect our businesses, financial condition, or future results. As of the date of this Quarterly Report, there have been no material changes in our risk factors from those described in our Form 10-K and Q1 10-Q, except for the below risk factor. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

We cannot assure that our securities will continue to be listed on Nasdaq in the future or prior to our initial Business Combination. In order to continue listing our securities on Nasdaq prior to our initial Business Combination, we must maintain certain financial, distribution and share price levels, such as a minimum market capitalization (generally $50,000,000) and a minimum number of holders of our securities (generally 300 public holders) Additionally, our Units will not be traded after completion of our initial Business Combination and, in connection with our initial Business Combination, we will be required to demonstrate compliance with Nasdaq initial listing requirements, which are more rigorous than Nasdaq continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. For instance, our share price would generally be required to be at least $4.00 per share, our shareholders’ equity would generally be required to be at least $5 million and we would be required to have a minimum of 300 round lot holders of our unrestricted securities (with at least 50% of such round-lot holders holding unrestricted securities with a market value of at least $2,500). We may not be able to meet those listing requirements at that time, especially given the redemptions made in connection with the Extension and if there are a significant number of redemptions in connection with our initial Business Combination.

On June 28, 2023, we received the Notice from the Nasdaq Staff of Nasdaq notifying us that, for 30 consecutive business days, our MVLS was below the minimum of $50,000,000 required for continued listing on the Nasdaq Global Market pursuant to the Market Value Standard. The Nasdaq Staff also noted that we do not meet the requirements under Nasdaq Listing Rules 5450(b)(1)(A) (Equity Standard) and 5450(b)(3)(A) (Total Assets/Total Revenue Standard). An indicator is displayed with quotation information related to our securities on NASDAQ.com and NSDAQTrader.com and may be displayed by other third party providers of market data information, however the Notice does not impact the listing of our securities on the Nasdaq Global Market at this time.

The Notice provided that, in accordance with the Compliance Period Rule, we have a period of 180 calendar days from the date of the Notice, or until the Compliance Date, to regain compliance with the Market Value Standard. During this period, our securities will continue to trade on the Nasdaq Global Market. If at any time before the Compliance Date the Company’s MVLS closes at or above $50,000,000 for a minimum of 10 consecutive business days as required under the Compliance Period Rule, the Nasdaq Staff will provide us with written notification that we have regained compliance with the Market Value Standard and will close the matter (unless the Nasdaq Staff exercises its discretion to extend this 10 business-day-period pursuant to Nasdaq Listing Rule 5810(c)(3)(H)).

If we do not regain compliance with the Market Value Standard by the Compliance Date, the Nasdaq Staff will provide us with a written notification that its securities are subject to delisting. At that time, we may appeal the Nasdaq Staff’s delisting determination to the Panel. However, there can be no assurance that, if we receive a delisting notice and appeal the delisting determination by the Nasdaq Staff to the Panel, such appeal would be successful.

We intend to monitor our MVLS between now and the Compliance Date, and may, if appropriate, evaluate available options to resolve the deficiency under the Market Value Standard and regain compliance with the Market Value Standard. Additionally, we may consider applying to transfer the listing of its securities to the Nasdaq Capital Market (provided that it then satisfies the requirements for continued listing on that market). However, there can be no assurance that we will be able to regain or maintain compliance with Nasdaq listing criteria.

If Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

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

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our Units, Class A ordinary shares and public warrants are listed on Nasdaq, our Units, Class A ordinary shares and public warrants qualify as covered securities under the statute. Although the states are preempted from regulating the sale of covered securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not qualify as covered securities under the statute and we would be subject to regulation in each state in which we offer our securities.

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

Dated: August 11, 2023	GLOBAL TECHNOLOGY ACQUISITION CORP. I

	By:	/s/ Arnau Porto Dolc
	Name:	Arnau Porto Dolc
	Title:	Chief Executive Officer

Dated: August 11, 2023	GLOBAL TECHNOLOGY ACQUISITION CORP. I

	By:	/s/ Aleksander Baranski
	Name:	Aleksander Baranski
	Title:	Chief Financial Officer