Form 10-Q
period 2023-09-30
Global Technology Acquisition Corp. I
filed 2023-11-13
CIK 1848821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

GLOBAL TECHNOLOGY ACQUISITION CORP. I
(Exact name of registrant as specified in its charter)

Cayman Islands	001-40948	66-0969672
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(IRS Employer Identification No.)

CO Services Cayman Limited P.O. Box 10008 Willow House, Cricket Square Grand Cayman, Cayman Islands		KY1-1001
(Address Of Principal Executive Offices)		(Zip Code)
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
As of November 13
, 2023, 2,089,996 Class A ordinary shares, par value $0.0001 per share, and 5,000,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

GLOBAL TECHNOLOGY ACQUISITION CORP. I

Form 10-Q

For the Quarter Ended September 30, 2023

PART I. FINANCIAL INFORMATION
Item 1. Condensed Financial Statements
GLOBAL TECHNOLOGY ACQUISITION CORP. I
CONDENSED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$147,000	$744,000
Prepaid expenses	18,000	167,000

Total current assets	165,000	911,000
Non-current asset – Investments held in Trust Account	22,628,000	206,946,000

Total assets	$22,793,000	$207,857,000

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	55,000	73,000
Accrued liabilities	63,000	19,000

Total current liabilities	118,000	92,000
Other liabilities:
Warrant liabilities	820,000	615,000
Deferred underwriting compensation	3,675,000	3,675,000

Total liabilities	4,613,000	4,382,000
Commitments and Contingencies (see Note 8)
Class A ordinary shares subject to possible redemption: 2,089,996 and 20,000,000 shares, respectively, at September 30, 2023 and December 31, 2022 (at $ 10.83 and $ 10.35 per share, respectively)	22,628,000	206,946,000

SHAREHOLDERS’ DEFICIT
Preferred shares, $0.0001 par value; 1,000,000 shares authorized, none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value, 200,000,000 authorized shares, none issued or outstanding (excluding 2,089,996 and 20,000,000 shares, respectively, subject to possible redemption) as of September 30, 2023 and December 31, 2022	—	—
Class B ordinary shares, $0.0001 par value, 20,000,000 authorized shares, 5,000,000 shares issued and outstanding, at September 30, 2023 and December 31, 2022	1,000	1,000
Additional paid-in-capital	—	—
Accumulated deficit	(4,449,000)	(3,472,000)

Total shareholders’ deficit	(4,448,000)	(3,471,000)

Total liabilities and shareholders’ deficit	$22,793,000	$207,857,000

See accompanying notes to unaudited condensed financial statements

GLOBAL TECHNOLOGY ACQUISITION CORP. I
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended September 30, 2023	For the three months ended September 30, 2022	For the nine months ended September 30, 2023	For the nine months ended September 30, 2022
General and administrative expenses	$196,000	$166,000	$772,000	$509,000

Loss from operations	(196,000)	(166,000)	(772,000)	(509,000)
Other income:
Interest income on Trust Account	258,000	921,000	3,157,000	1,216,000
Change in fair value of warrant liability	615,000	(205,000)	(205,000)	7,790,000

Total other income	873,000	716,000	2,952,000	9,006,000

Net income (loss)	$677,000	$550,000	$2,180,000	$8,497,000

Weighted average Class A ordinary shares outstanding - basic and diluted	2,090,000	20,000,000	8,913,000	20,000,000

Net income (loss) per Class A ordinary share – basic and diluted	$0.10	$0.02	$0.16	$0.34

Weighted average Class B ordinary shares outstanding – basic and diluted	5,000,000	5,000,000	5,000,000	5,000,000

Net income (loss) per Class B ordinary share – basic and diluted	$0.10	$0.02	$0.16	$0.34

See accompanying notes to unaudited condensed financial statements

GLOBAL TECHNOLOGY ACQUISITION CORP. I
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
For the three months ended September
 30, 2023
:

	Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount
Balance, June 30, 2023	5,000,000	$1,000	$—	$(4,868,000)	$(4,867,000)
Remeasurement of Class A ordinary shares subject to redemption	—	—	—	(258,000)	(258,000)
Net income	—	—	—	677,000	677,000

Balance, September 30, 2023	5,000,000	$1,000	$—	$(4,449,000)	$(4,448,000)

For the nine months ended September
 30, 2023
:

	Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount
Balance, December 31, 2022	5,000,000	$1,000	$—	$(3,472,000)	$(3,471,000)
Remeasurement of Class A ordinary shares subject to redemption	—	—	—	(3,157,000)	(3,157,000)
Net income	—	—	—	2,180,000	2,180,000

Balance, September 30, 2023	5,000,000	$1,000	$—	$(4,449,000)	$(4,448,000)

For the three months ended September
 30, 2022
:

	Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount
Balance, June 30, 2022	5,000,000	$1,000	$—	$(8,910,000)	$(8,909,000)
Remeasurement of Class A ordinary shares subject to redemption	—	—	—	(920,000)	(920,000)
Net income	—	—	—	550,000	550,000

Balance, September 30, 2022	5,000,000	$1,000	$—	$(9,280,000)	$(9,279,000)

For the nine months ended September
 30, 2022
:

	Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount
Balance, December 31, 2021	5,000,000	$1,000	$—	$(16,558,000)	$(16,557,000)
Remeasurement of Class A ordinary shares subject to redemption	—	—	—	(1,219,000)	(1,219,000)
Net income	—	—	—	8,497,000	8,497,000

Balance, September 30, 2022	5,000,000	$1,000	$—	$(9,280,000)	$(9,279,000)

See accompanying notes to unaudited condensed financial statements

GLOBAL TECHNOLOGY ACQUISITION CORP. I
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the nine months ended September 30, 2023	For the nine months ended September 30, 2022
Cash flows from operating activities:
Net income (loss)	$2,180,000	$8,497,000
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Income from cash and investments held in Trust Account	(3,157,000)	(1,216,000)
Change in fair value of warrant liability	205,000	(7,790,000)
Changes in operating assets and liabilities:
Decrease in prepaid expenses	149,000	172,000
(Decrease) increase in accounts payable	(18,000)	(53,000)
Increase (decrease) in accrued liabilities and other	44,000	(24,000)

Net cash used in operating activities	(597,000)	(414,000)

Cash flows from investing activities:	187,475,000	—

Cash withdrawn from Trust Account

Net cash provided by investing activities	187,475,000	—

Cash flows from financing activities:
Redemption of 17,910,004 Class A ordinary shares	(187,475,000)	—

Net cash used in financing activities	(187,475,000)	—

Net change in cash	(597,000)	(414,000)
Cash and cash equivalents at beginning of period	744,000	1,326,000

Cash and cash equivalents at end of period	$147,000	$912,000

Supplemental disclosure of non-cash financing activities:
Remeasurement of carrying value to redemption value of Class A ordinary shares subject to redemption	$3,157,000	$1,220,000

See accompanying notes to unaudited condensed financial statements

GLOBAL TECHNOLOGY ACQUISITION CORP. I
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1—Description of Organization, Business Operations and Liquidity Including Subsequent Event
Organization and General:
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
At September 30, 2023, the Company had not commenced any operations. All activity for the period from February 9, 2021 (inception) to September 30, 2023 relates to the Company’s formation and the initial public offering (“Public Offering”) described below and, subsequent to the Public Offering, identifying and completing an initial Business Combination. The Company will not generate any operating revenues until after completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income on investments and cash and cash equivalents from the proceeds derived from the Public Offering.
Sponsor and Public Offering:
The Company’s sponsor is Global Technology Acquisition I Sponsor LP, an exempted limited liability partnership registered in the Cayman Islands (the “Sponsor”). The Company intends to finance a Business Combination with proceeds from the $200,000,000 Public Offering (Note 3) and a $10,500,000 private placement (the “Private Placement”) (Note 4), net of expenses of the offering and working capital to be available to the Company as well as subsequent redemptions of shares by shareholders (see below). Upon the closing of the Public Offering and the Private Placement on October 25, 2021, $204,000,000 was deposited in a trust account (the “Trust Account”) and as described further below, on April 14, 2023 a total of 167 Class A ordinary share shareholders elected to redeem an aggregate of 17,910,004 Class A ordinary shares, representing approximately 89.55% of the Class A ordinary shares then issued and outstanding, for an aggregate of approximately $187,475,000 in cash, which was paid on or around April 21, 2023. Accordingly, approximately $22,628,000 remained in the Trust Account as of September 30, 2023.
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
At the Extraordinary General Meeting, the Voting Shareholders approved, by special resolution, a proposal to amend and restate the Company’s amended and restated memorandum and articles of association to extend the date by which the Company must (1) consummate an initial Business Combination, (2) cease its operations except for the purpose of winding up if it fails to complete an initial Business Combination, and (3) redeem all of the Class A ordinary shares, included as part of the Units sold in the Public Offering from April 25, 2023 to April 25, 2024 or to October 25, 2024 at the election of the Company in two separate three-month
extensions, in April 2024 and July 2024, subject to satisfaction of certain conditions, including the deposit by the Sponsor of $0.10 per Unit in each case (or up to approximately $209,000 after giving effect to the Company’s shareholders’ redemptions made in connection with the foregoing proposal) for each three-month
extension, into the Trust Account (the “Extension” and such proposal, the “Extension Proposal”). On April 14, 2023, to effectuate the Extension, the Company filed with the Cayman Islands Registrar of Companies the Second Amended and Restated Memorandum and Articles of Association of the Company (the “Second Amended and Restated Memorandum and Articles of Association”).

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
Ongoing Conflicts — The impact of ongoing and evolving military conflicts, including for example between Russia and Ukraine and Israel and Gaza, including sanctions and countermeasures, on domestic and global economic and geopolitical conditions in general is not determinable as of the date of these condensed financial statements.

Nasdaq Listing:
On June 28, 2023, the Company received a written notice (the “First Notice”) from the Listing Qualifications Department (the “Nasdaq Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that, for 30 consecutive business days, the Company’s Market Value of Listed Securities (“MVLS”) was below the minimum of $50 million required for continued listing on the Nasdaq Global Market pursuant to Nasdaq Listing Rule 5450(b)(2)(A) (the “Market Value Standard”). The Nasdaq Staff also noted that the Company does not meet the requirements under Nasdaq Listing Rules 5450(b)(1)(A) (Equity Standard) and 5450(b)(3)(A) (Total Assets/Total Revenue Standard). An indicator is displayed with quotation information related to the Company’s securities on NASDAQ.com and NSDAQTrader.com and may be displayed by other third party providers of market data information, however the First Notice does not impact the listing of the Company’s securities on the Nasdaq Global Market at this time.
The First Notice provided that, in accordance with Nasdaq Listing Rule 5810(c)(3)(C) (the “Compliance Period Rule”), the Company has a period of 180 calendar days from the date of the First Notice, or until December 26, 2023 (the “Compliance Date”), to regain compliance with the Market Value Standard. During this period, the Company’s securities will continue to trade on the Nasdaq Global Market. If at any time before the Compliance Date the Company’s MVLS closes at or above $50 million for a minimum of 10 consecutive business days as required under the Compliance Period Rule, the Nasdaq Staff will provide written notification to the Company that it has regained compliance with the Market Value Standard and will close the matter (unless the Nasdaq Staff exercises its discretion to extend this 10 business-day-period
pursuant to Nasdaq Listing Rule 5810(c)(3)(H)).
The Company intends to monitor its MVLS between now and the Compliance Date, and may, if appropriate, evaluate available options to resolve the deficiency under the Market Value Standard and regain compliance with the Market Value Standard. Additionally, the Company may consider applying to transfer the listing of its securities to the Nasdaq Capital Market (provided that it then satisfies the requirements for continued listing on that market). However, there can be no assurance that the company will be able to regain or maintain compliance with the Market Value Standard.
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
Subsequent to September 30, 2023, on October 9, 2023, the Company received a written notice (the “Second Notice”) from the Nasdaq staff notifying the Company that the Company was not in compliance with Listing Rule 5450(a)(2) (the “Minimum Public Holders Rule”), which requires the Company to maintain a minimum of 400 public holders for continued listing on the Nasdaq Global Market. The Notice is only a notification of deficiency, not of imminent delisting, and has no immediate effect on the listing or trading of the Company’s securities on the Nasdaq Global Market.
The Second Notice states that the Company has 45 calendar days to submit a plan to regain compliance with the Minimum Public Holders Rule. The Company intends to submit a plan to regain compliance with the Minimum Public Holders Rule within the required timeframe (the “Plan”). Additionally, the Company may consider applying to transfer the listing of its securities to the Nasdaq Capital Market (provided that it then satisfies the requirements for continued listing on that market). If Nasdaq accepts the Plan, Nasdaq may grant the Company an extension of up to 180 calendar days from the date of the Second Notice to evidence compliance with the Minimum Public Holders Rule. If Nasdaq does not accept the Plan, the Company will have the opportunity to appeal the decision to the Panel.
There can be no assurance that Nasdaq will accept the Plan, that any appeal to the Panel would be successful if Nasdaq does not accept the Plan, or that the Company will be able to regain or maintain compliance with the Minimum Public Holders Rule.

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
three-month
extension).
Further, as shown in the accompanying condensed financial statements, the Company had approximately $147,000 in cash and cash equivalents at September 30, 2023 and negative cash flows from operations of approximately $597,000 for the nine months ended September 30, 2023. The Company also has credit available from its Sponsor of up to $1,500,000 in working capital loans as described in Note 5. If the Company were to extend the April 25, 2024 date to October 25, 2024, the Company would have to make extension payments aggregating approximately $418,000 for two three-month extensions. The Company may not have sufficient funds, or funds available, at September 30, 2023 to enable it to sustain operations for a period of at least one year after the issuance date of these condensed financial statements.
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
and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of September 30, 2023, and the results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for a full year.
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

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when an accounting standard is issued or revised and it has different application dates for pu
blic or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.
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
At September 30, 2023 and 2022, the Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata among the two classes of shares. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average number of ordinary shares outstanding during the respective period.
The following table reflects the net income per share after allocating income between the shares based on outstanding shares.

	For the three months ended September 30, 2023		For the three months ended September 30, 2022
	Class A	Class B	Class A	Class B
Numerator:
Allocation of income – basic and diluted	$200,000	$477,000	$440,000	$110,000
Denominator:
Basic and diluted weighted average ordinary shares outstanding	2,090,000	5,000,000	20,000,000	5,000,000
Basic and diluted net income per ordinary share	$0.10	$0.10	$0.02	$0.02

	For the nine months ended September 30, 2023		For the nine months ended September 30, 2022
	Class A	Class B	Class A	Class B
Numerator:
Allocation of income – basic and diluted	$1,397,000	$783,000	$6,798,000	$1,699,000
Denominator:
Basic and diluted weighted average ordinary shares outstanding	8,913,000	5,000,000	20,000,000	5,000,000
Basic and diluted net income per ordinary share	$0.16	$0.16	$0.34	$0.34

Investments held in Trust Account:
The Company complies with FASB ASC 820, “Fair Value Measurements,” for its financial assets and liabilities that are re-measured
and reported at fair value at each reporting period, and
non-financial
assets and liabilities that are
re-measured
and reported at fair value at least annually.
Upon the closing of the Public Offering and the Private Placement, a total of $204,000,000 was deposited into the Trust Account and, on April 14, 2023, a total of 167 Class A ordinary share shareholders elected to redeem an aggregate of 17,910,004 Class A ordinary shares, representing approximately 89.55% of the Class A ordinary shares then issued and outstanding, for an aggregate of approximately $187,475,000 in cash, which was paid on or around April 21, 2023. Accordingly, approximately $22,628,000 remained in the Trust Account as of September 30, 2023. The proceeds in the Trust Account may be invested in either cash, U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule
2a-7
under the Investment Company Act of 1940, as amended, and that invest solely in U.S. government treasury obligations. At September 30, 2023 the Trust Account is in cash and at December 31, 2023 the Trust account is invested in money market funds.
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
Cash and cash equivalents:
The Company considers all highly liquid instruments with maturities of one year or less when acquired to be cash equivalents. At September 30, 2023, cash and cash equivalents totaled approximately $147,000 consisting of approximately $15,000 in cash and approximately $131,000 in a bank sponsored, overnight repurchase agreement that matured on October 2, 2023 with interest. At December 31, 2022, the $744,000 in cash and cash equivalents consisted entirely of cash deposits.
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
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed as of September 30, 2023, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates. One of the more significant accounting estimates included in these condensed financial statements is the determination of the fair value of the Public Warrant and the Private Placement Warrant (as defined below) liabilities.
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
Class A Ordinary Shares Subject to Possible Redemption:
All of the 20,000,000 Class A ordinary shares sold on October 25, 2021 as part of a Unit in the Public Offering discussed in Note 3 contain a redemption feature which allows for the redemption of ordinary shares under the Company’s liquidation or tender offer/shareholder approval provisions. In connection with the Extension, a total of 167 Class A ordinary share shareholders elected to redeem an aggregate of 17,910,004 Class A ordinary shares, representing approximately 89.55% of the Class A ordinary shares then issued and outstanding, for an aggregate of approximately $187,475,000 in cash, which was paid on or around April 21, 2023. As such, there remain 2,089,996 Class A ordinary shares outstanding as of September 30, 2023, all of which are subject to redemption.
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

The Company recognizes changes immediately as they occur and adjusts the carrying value of the securities at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Class A ordinary shares are affected by adjustments to additional paid-in
capital. Accordingly, at September 30, 2023 and December 31, 2022, 2,089,996 of the 2,089,996 Class A ordinary shares and 20,000,000 of the 20,000,000 Class A ordinary shares were classified outside of permanent equity, respectively. Class A ordinary shares subject to redemption consist of:

	Dollars	Shares
Gross proceeds of Public Offering	$200,000,000	20,000,000
Less: Proceeds allocated to Public Warrants	(7,900,000)	—
Offering costs	(11,234,000)	—
Plus: Remeasurement of carrying value to redemption value at Public Offering date	23,134,000	—

Subtotal at the date of the Public Offering and at December 31, 2021	204,000,000	20,000,000
Plus: Remeasurement of carrying value to redemption value at December 31, 2022	2,946,000	—

Subtotal at December 31, 2022	206,946,000	20,000,000
Less: Payments to shareholders who elected to redeem 17,910,004 Class A ordinary shares in connection with the Extension (as defined below) on or around April 21, 2023	(187,475,000)	(17,910,004)

Plus: Remeasurement of carrying value to redemption value at September 30, 2023	3,157,000	—

Class A ordinary shares subject to redemption at September 30, 2023	$22,628,000	2,089,996

Income Taxes:
FASB ASC 740 “Income Taxes” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2023 and December 31, 2022. The Company recognizes interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The Company is considered an exempted Cayman Islands company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.
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
Subsequent Events:
The Company evaluated subsequent events and transactions that occurred after the date of the balance sheet through the date that the financial statements were issued. All such events that would require adjustment or disclosure have been so disclosed in the condensed financial statements – See Note 1 regarding the Second Notice received from the Nasdaq Staff on October 9, 2023 notifying the Company that the Company was not in compliance with the Minimum Public Holders Role..
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
On October 3, 2022, one of the underwriters in the Company’s October 25, 2021 Public Offering agreed to forfeit their 47.5% interest in the deferred underwriting compensation of $7,000,000. As such, in October 2022, $3,325,000 was reduced from the deferred underwriting compensation liability and from accumulated deficit. At September 30, 2023 and December 31, 2022, the amount outstanding in the Trust Account was approximately, $22,628,000 and $206,946,000, respectively.
Note 4—Trust Account and Fair Value Measurement
In March 2023, the Trust Account’s investment in money market funds was transferred to cash and as such, at September 30, 2023 the proceeds of the Trust Account were invested in cash. At December 31, 2022, the proceeds of the Trust Account were invested primarily in money market funds meeting certain conditions described in Note 1—Description of Organization, Business Operations and Liquidity—The Trust Account above.

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

Note 5—Related party transactions
Founder Shares:
On February 10, 2021, the Sponsor purchased 6,468,750 Class B ordinary shares (the “Founder Shares”) for $25,000 or approximately $0.004 per share (up to 843,750 of which were subject to forfeiture to the extent the underwriters’
over-allotment
option was not exercised in full). The Founder Shares are substantially identical to the Class A ordinary shares included in the Units sold in the Public Offering except that the Founder Shares automatically convert into Class A ordinary shares at the time of the initial Business Combination, or at any time prior thereto at the option of the holder, and are subject to certain transfer restrictions, as described in more detail below. On September 30, 2021, the Sponsor surrendered 2,156,250 Class B ordinary shares for no consideration, resulting in 4,312,500 shares outstanding of which 562,500 were subject to forfeiture in the event the underwriters’
over-allotment
option was not exercised. On October 21, 2021, the Company executed a share capitalization that increased the number of Class B ordinary shares outstanding to 5,031,250, 656,250 of which were subject to forfeiture to the extent the underwriters’
over-allotment
option was not exercised in full. After the closing of the Public Offering on October 25, 2021, 31,250 of such shares remained forfeitable and were forfeited in December 2021.
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
Related Party Loans:
In February 2021, the Sponsor agreed to loan the Company an aggregate of $300,000 by drawdowns of not less than $10,000 each against the issuance of an unsecured promissory note (the “Initial Note”) to cover expenses related to the Public Offering. The Initial Note was non-interest
bearing and payable on the earlier of December 31, 2021 or the completion of the Public Offering. The Company borrowed a total of $240,000 under the Initial Note prior to October 25, 2021. Upon the closing of the Public Offering on October 25, 2021, the Initial Note was repaid in full and there was no amount outstanding at September 30, 2023 or December 31, 2022.
Working Capital Loans:
If the Sponsor, an affiliate of the Sponsor or certain of the Company’s officers and directors make any working capital loans, up to $1,500,000 of such loans may be converted into warrants, at the price of $1.00 per warrant, at the option of the lender. Such warrants would be identical to the Private Placement Warrants.

On June 29, 2023, the Company entered into an unsecured promissory note (the “Note”) with the Sponsor, providing for an aggregate amount of loans up to $1,500,000 to fund the Company’s operating expenses. At September 30, 2023, no amounts have been borrowed under the Note.
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
Administrative Services Agreement:
The Company has agreed to pay $10,000 a month to the Sponsor under an Administrative Services Agreement for the services to be provided by one or more investment professionals, creation and maintenance of the Company’s website, and miscellaneous additional services. Services commenced on October 21, 2021, the date the Company’s securities were first listed on the NASDAQ Global Market and will terminate upon the earlier of the consummation by the Company of an initial Business Combination or the liquidation of the Company. The Company charged $30,000 and $90,000, respectively, to operations in each of the three and nine months ended September 30, 2023 and 2022, under this agreement. There were approximately $30,000 and $0, respectively, included in accrued liabilities at September 30, 2023 and December 31, 2022.
Note 6—Warrant liabilities
At September 30, 2023 and December 31, 2022, the Company had a total of 20,500,000 warrants outstanding, including 10,000,000 Public Warrants and 10,500,000 Private Placement Warrants.
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
The following table presents information about the Company’s warrant liabilities that are measured at fair value on a recurring basis at September 30, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	September 30, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Warrant Liabilities:
Public Warrants	$400,000	$—	$400,000	$—
Private Placement Warrants	$420,000	$—	$420,000	$—

Warrant liabilities at September 30, 2023	$820,000	$—	$820,000	$—

Description	December 31, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Warrant Liabilities:
Public Warrants	$300,000	$300,000	$—	$—
Private Placement Warrants	$315,000	$—	$315,000	$—

Warrant liabilities at December 31, 2022	$615,000	$300,000	$315,000	$—

At December 31, 2022, the Company valued its Public Warrants based on publicly observable inputs (Level 1 inputs) from the trading in the Public Warrants in an active market ($0.03 per warrant on December 31, 2022). During the three months ended June 30, 2023, the trading in the Company’s warrants became less active. So at June 30, 2023, the Company transferred the Public Warrants from Level 1 to Level 2 (significant other observable inputs) using the public trading price ($0.03 per warrant at September 30, 2023) as a guide. During the three months ended September 30, 2023, the trading in the Company’s warrants remained less active. Since the Private Placement Warrants are substantially similar to the Public Warrants but do not trade, the Company valued them based on the value of the Public Warrants (significant other observable inputs – Level 2). The Company is required to record the warrants at fair value at each reporting period, with changes in fair value recognized in the statements of operations. Transfers between Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs.
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
At September 30, 2023 and December 31, 2022 there were 5,000,000 Class B ordinary shares issued and outstanding and no Class A ordinary shares issued or outstanding (excluding 2,089,996 and 20,000,000 shares, respectively, subject to possible redemption) as of September 30, 2023 and December 31, 2022.

Preferred Shares:
The Company is authorized to issue 1,000,000 preferred shares, par value $0.0001, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2023 and December 31, 2022, there were no preferred shares issued or outstanding.
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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report on Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the risk factors described in Part I, Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “Form 10-K”) filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 16, 2023, Item 1A, Part II “Risk Factors” of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 filed with the SEC on August 11, 2023, as well as Item 1A, Part II of this Quarterly Report. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

As indicated in the accompanying unaudited condensed financial statements, as of September 30, 2023 we had approximately $147,000 of cash and cash equivalents and approximately $47,000 of working capital. Further, we expect to incur significant costs in the pursuit of our initial Business Combination. We cannot assure you that our plans to complete our initial Business Combination will be successful.

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

Working Capital Loan:

On June 29, 2023, the Company, entered into the Note with the Sponsor, providing for an aggregate amount of loans up to $1,500,000 to fund the Company’s operating expenses. At September 30, 2023, no amounts have been borrowed under the Note.

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

Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard:

On June 28, 2023, the Company received the First Notice from the Nasdaq Staff of Nasdaq notifying the Company that, for 30 consecutive business days, the Company’s MVLS was below the minimum of $50 million required for continued listing on the Nasdaq Global Market pursuant to the Market Value Standard. The Nasdaq Staff also noted that the Company does not meet the requirements under Nasdaq Listing Rules 5450(b)(1)(A) (Equity Standard) and 5450(b)(3)(A) (Total Assets/Total Revenue Standard). An indicator is displayed with quotation information related to the Company’s securities on NASDAQ.com and NSDAQTrader.com and may be displayed by other third party providers of market data information, however the Notice does not impact the listing of the Company’s securities on the Nasdaq Global Market at this time.

The First Notice provided that, in accordance with the Compliance Period Rule, the Company has a period of 180 calendar days from the date of the First Notice, or until the Compliance Date, to regain compliance with the Market Value Standard. During this period, the Company’s securities will continue to trade on the Nasdaq Global Market. If at any time before the Compliance Date the Company’s MVLS closes at or above $50 million for a minimum of 10 consecutive business days as required under the Compliance Period Rule, the Nasdaq Staff will provide written notification to the Company that it has regained compliance with the Market Value Standard and will close the matter (unless the Nasdaq Staff exercises its discretion to extend this 10 business-day-period pursuant to Nasdaq Listing Rule 5810(c)(3)(H)).

The Company intends to monitor its MVLS between now and the Compliance Date, and may, if appropriate, evaluate available options to resolve the deficiency under the Market Value Standard and regain compliance with the Market Value Standard. Additionally, the Company may consider applying to transfer the listing of its securities to the Nasdaq Capital Market (provided that it then satisfies the requirements for continued listing on that market). However, there can be no assurance that the company will be able to regain or maintain compliance with the Market Value Standard.

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

Subsequent to September 30, 2023, on October 9, 2023, the Company received the “Second Notice from the Nasdaq Staff notifying the Company that the Company was not in compliance with the Minimum Public Holders Rule, which requires the Company to maintain a minimum of 400 public holders for continued listing on the Nasdaq Global Market. The Second Notice is only a notification of deficiency, not of imminent delisting, and has no immediate effect on the listing or trading of the Company’s securities on the Nasdaq Global Market.

The Second Notice states that the Company has 45 calendar days to submit a plan to regain compliance with the Minimum Public Holders Rule. The Company intends to submit a plan to regain compliance with the Minimum Public Holders Rule within the required timeframe. Additionally, the Company may consider applying to transfer the listing of its securities to the Nasdaq Capital Market (provided that it then satisfies the requirements for continued listing on that market). If Nasdaq accepts the Plan, Nasdaq may grant the Company an extension of up to 180 calendar days from the date of the Second Notice to evidence compliance with the Minimum Public Holders Rule. If Nasdaq does not accept the Plan, the Company will have the opportunity to appeal the decision to thePanel.

There can be no assurance that Nasdaq will accept the Plan, that any appeal to the Panel would be successful if Nasdaq does not accept the Plan, or that the Company will be able to regain or maintain compliance with the Minimum Public Holders Rule.

Results of Operations and Known Trends or Future Events

Our entire activity from February 9, 2021 (inception) through October 25, 2021, was in preparation for a Public Offering, and since our Public Offering through September 30, 2023, our activity has been limited to identifying and completing a suitable initial Business Combination. We will not generate any operating revenues until the closing and completion of our initial Business Combination.

For the three and nine months ended September 30, 2023, we had net income of approximately $677,000 and $2,180,000, respectively, which consisted of an approximately $615,000 and ($205,000), respectively, in change in fair value of derivative warrant liabilities, and approximately $258,000 and $3,157,000, respectively, of interest income on cash and investments held in Trust Account, partly offset by approximately $196,000 and $772,000, respectively, of loss from operations. The loss from operations consists primarily of our costs of operating as a public company, as well as costs of searching for a Business Combination.

For the three and nine months ended September 30, 2022, we had net income of approximately $550,000 and $8,497,000, respectively, which consisted of an approximately ($205,000) and $7,790,000, respectively, in change in fair value of derivative warrant liabilities, and approximately $921,000 and 1,216,000, respectively, of interest income on investments held in Trust Account, partly offset by approximately $166,000 and $509,000, respectively, of loss from operations. The loss from operations consists primarily of our costs of operating as a public company, as well as costs of searching for a Business Combination.

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

On April 14, 2023, in connection with the amendment of the Company’s amended and restated memorandum and articles of association, the Company directed the Trust Account trustee to deliver approximately $187,475,000 to the shareholders that requested redemption. Accordingly, approximately $22,628,000 remained in the Trust Account as of September 30, 2023.

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

Further, as shown in the accompanying condensed financial statements, the Company had $147,000 in cash and cash equivalents at September 30, 2023 and negative cash flows from operations of approximately $597,000 for the nine months ended September 30, 2023. The Company also has credit available from its Sponsor of up to $1,500,000 in working capital loans as described in Note 5. If the Company were to extend the April 25, 2024 date to October 25, 2024, the Company would have to make extension payments aggregating approximately $418,000 for two three-month extensions. The Company may not have sufficient funds, or funds available, at September 30, 2023 to enable it to sustain operations for a period of at least one year after the issuance date of these condensed financial statements. Further, the Company may not have sufficient funds to extend the date on which an initial Business Combination must be consummated beyond April 24, 2024 as required by the Company’s Second Amended and Restated Memorandum and Articles of Association at the time it may intend to elect so extend.

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

At September 30, 2023 and 2022, the Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata among the two classes of shares. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average number of ordinary shares outstanding during the respective period.

The following table reflects the net income per share after allocating income between the shares based on outstanding shares.

	For the three months ended September 30, 2023		For the three months ended September 30, 2022
	Class A	Class B	Class A	Class B
Numerator:
Allocation of income – basic and diluted	$200,000	$477,000	$440,000	$110,000
Denominator:
Basic and diluted weighted average ordinary shares outstanding	2,090,000	5,000,000	20,000,000	5,000,000
Basic and diluted net income per ordinary share	$0.10	$0.10	$0.02	$0.02

	For the nine months ended September 30, 2023		For the nine months ended September 30, 2022
	Class A	Class B	Class A	Class B
Numerator:
Allocation of income – basic and diluted	$1,397,000	$783,000	$6,798,000	$1,699,000
Denominator:
Basic and diluted weighted average ordinary shares outstanding	8,913,000	5,000,000	20,000,000	5,000,000
Basic and diluted net income per ordinary share	$0.16	$0.16	$0.34	$0.34

Class A Ordinary Shares Subject to Possible Redemption:

All of the 20,000,000 Class A ordinary shares sold on October 25, 2021 as part of a Unit in the Public Offering discussed in Note 3 to our condensed financial statements included in Part I, Item 1 of this Quarterly Report. contain a redemption feature which allows for the redemption of the Ordinary Shares under the Company’s liquidation or tender offer/shareholder approval provisions. In connection with the Extension, a total of 167 Class A ordinary share shareholders elected to redeem an aggregate of 17,910,004 Class A ordinary shares, representing approximately 89.55% of the Class A ordinary shares then issued and outstanding, for an aggregate of approximately $187,475,000 in cash, which was paid on or around April 21, 2023. As such, there remain 2,089,996 Class A ordinary shares outstanding as of September 30, 2023, all of which are subject to redemption.

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

The Company recognizes changes immediately as they occur and adjusts the carrying value of the securities at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Class A ordinary shares are affected by adjustments to additional paid-in capital. Accordingly, at September 30, 2023 and December 31, 2022, 2,089,996 of the 2,089,996 Class A ordinary shares and 20,000,000 of the 20,000,000 Class A ordinary shares were classified outside of permanent equity, respectively. Class A ordinary shares subject to redemption consist of:

	Dollars	Shares
Gross proceeds of Public Offering	$200,000,000	20,000,000
Less: Proceeds allocated to Public Warrants	(7,900,000)	—
Offering costs	(11,234,000)	—
Plus: Remeasurement of carrying value to redemption value at Public Offering date	23,134,000	—

Subtotal at the date of the Public Offering and at December 31, 2021	204,000,000	20,000,000
Plus: Remeasurement of carrying value to redemption value at December 31, 2022	2,946,000	—

Subtotal at December 31, 2022	206,946,000	20,000,000
Less: Payments to shareholders who elected to redeem 17,910,004 Class A ordinary shares in connection with the Extension on or around April 21, 2023	(187,475,000)	(17,910,004)

Plus: Remeasurement of carrying value to redemption value at September 30, 2023	3,157,000	—

Class A ordinary shares subject to redemption at September 30, 2023	$22,628,000	2,089,996

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item. As of September 30, 2023, we were not subject to any market or interest rate risk. The net proceeds of the Public Offering, including amounts in the Trust Account, will be invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk. The funds in the Trust Account will be maintained in cash in an interest-bearing demand deposit account at a bank until the earlier of our initial Business Combination and our liquidation. Interest on such deposit account is currently approximately 4.5% per annum, but such deposit account carries a variable rate, and we cannot assure you that such rate will not decrease or increase significantly.

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

Our management evaluated, with the participation of our current executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were effective at September 30, 2023.

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

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2023, covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On June 28, 2023, we received the First Notice from the Nasdaq Staff of Nasdaq notifying us that, for 30 consecutive business days, our MVLS was below the minimum of $50,000,000 required for continued listing on the Nasdaq Global Market pursuant to the Market Value Standard. The Nasdaq Staff also noted that we do not meet the requirements under Nasdaq Listing Rules 5450(b)(1)(A) (Equity Standard) and 5450(b)(3)(A) (Total Assets/Total Revenue Standard). An indicator is displayed with quotation information related to our securities on NASDAQ.com and NSDAQTrader.com and may be displayed by other third party providers of market data information, however the Notice does not impact the listing of our securities on the Nasdaq Global Market at this time.

The First Notice provided that, in accordance with the Compliance Period Rule, we have a period of 180 calendar days from the date of the First Notice, or until the Compliance Date, to regain compliance with the Market Value Standard. During this period, our securities will continue to trade on the Nasdaq Global Market. If at any time before the Compliance Date the Company’s MVLS closes at or above $50,000,000 for a minimum of 10 consecutive business days as required under the Compliance Period Rule, the Nasdaq Staff will provide us with written notification that we have regained compliance with the Market Value Standard and will close the matter (unless the Nasdaq Staff exercises its discretion to extend this 10 business-day-period pursuant to Nasdaq Listing Rule 5810(c)(3)(H)).

The Company intends to monitor its MVLS between now and the Compliance Date, and may, if appropriate, evaluate available options to resolve the deficiency under the Market Value Standard and regain compliance with the Market Value Standard. Additionally, the Company may consider applying to transfer the listing of its securities to the Nasdaq Capital Market (provided that it then satisfies the requirements for continued listing on that market). However, there can be no assurance that the company will be able to regain or maintain compliance with the Market Value Standard.

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

Subsequent to September 30, 2023, on October 9, 2023, the Company received a written notice the Second NoticeNasdaq Staff notifying the Company that the Company was not in compliance with Listing Rule 5450(a)(2) (the “Minimum Public Holders Rule”), which requires the Company to maintain a minimum of 400 public holders for continued listing on the Nasdaq Global Market. The Second Notice is only a notification of deficiency, not of imminent delisting, and has no immediate effect on the listing or trading of the Company’s securities on the Nasdaq Global Market.

The Second Notice states that the Company has 45 calendar days to submit a plan to regain compliance with the Minimum Public Holders Rule. The Company intends to submit a plan to regain compliance with the Minimum Public Holders Rule within the required timeframe. Additionally, the Company may consider applying to transfer the listing of its securities to the Nasdaq Capital Market (provided that it then satisfies the requirements for continued listing on that market). If Nasdaq accepts the Plan, Nasdaq may grant the Company an extension of up to 180 calendar days from the date of the Notice to evidence compliance with the Minimum Public Holders Rule. If Nasdaq does not accept the Plan, the Company will have the opportunity to appeal the decision to the the Panel.

There can be no assurance that Nasdaq will accept the Plan, that any appeal to the Panel would be successful if Nasdaq does not accept the Plan, or that the Company will be able to regain or maintain compliance with the Minimum Public Holders Rule.

If Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to our, we could face significant material adverse consequences, including:

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

Dated: November 13, 2023	GLOBAL TECHNOLOGY ACQUISITION CORP. I

	By:	/s/ Arnau Porto Dolc
	Name:	Arnau Porto Dolc
	Title:	Chief Executive Officer

Dated: November 13, 2023	GLOBAL TECHNOLOGY ACQUISITION CORP. I

	By:	/s/ Alexsander Baranski
	Name:	Aleksander Baranski
	Title:	Chief Financial Officer