Form 10-K
period 2023-12-31
Global Technology Acquisition Corp. I
filed 2024-04-01
CIK 1848821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act). Yes ☒ No ☐

Auditor PCAOB ID Number: 688	Auditor Name: Marcum LLP	Auditor Location: New York, New York
The registrant’s units, each consisting of one Class A ordinary share, par value $0.0001 per share (“Class A Ordinary Share”) and one-half
of one redeemable warrant (the “public warrants”), began trading on the Nasdaq Global Market on October 21, 2021 and the registrant’s shares of Class A Ordinary Shares and public warrants began separate trading on the Nasdaq Global Market on December 17, 2021. On January 9, 2024, the Nasdaq Staff approved the Company’s application to transfer the listing of the securities from the Nasdaq Global Market to the Nasdaq Capital Market, and the securities began trading on the Nasdaq Capital Market at the opening of business on January 16, 2024.
At June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s Class A Ordinary Shares outstanding, other than shares held by persons who may be deemed affiliates of the registrant, was approximately $21,715,058 based on the last reported sales price of $10.
39
 on the Nasdaq Global Market.
As of March
29
, 2024, there were
1,218,742
Units, each consisting of one Class A Ordinary Share and
one-half
of one redeemable public warrant,
2,171,254
 Class A Ordinary Shares, 9,390,616 redeemable public warrants, each whole public warrant exercisable for one Class A Ordinary Share at an exercise price of $11.50 per share, and 3,700,000 Class B Ordinary Shares, par value $0.0001 per share, of the registrant were issued and outstanding, respectively.

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

•

“Completion Window” are to the period following the completion of our Initial Public Offering at the end of which, if we have not completed our initial Business Combination, we will redeem 100% of the public shares at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, subject to applicable law and certain conditions and as further described herein. On April 14, 2023, the Company held an extraordinary general meeting of shareholders, in which the shareholders approved a proposal to amend and restate the Company’s amended and restated memorandum and articles of association to extend the Completion Window from April 25, 2023 to April 25, 2024 or to October 25, 2024 at the election of the Company in two separate three-month extensions, in April 2024 and July 2024, subject to satisfaction of certain conditions, including the deposit by the Sponsor of $0.10 per Unit in each case (or up to approximately $209,000 after giving effect to the Company’s shareholders’ redemptions made in connection with the foregoing proposal) for each three-month extension, into the Trust Account (the “Extension” and such proposal, the “Extension Proposal”), or as extended by the Company’s shareholders in accordance with the Company’s Second Amended and Restated Memorandum and Articles of Association;

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

•

our ability to consummate an initial Business Combination due to the uncertainty resulting from COVID-19, including new variant strains of the underlying virus, current or anticipated military conflict, including between Russia and Ukraine, Israel and Hamas, terrorism, sanctions, rising energy prices, inflation and interest rates and other geopolitical events globally;

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

Our executive offices are located at CO Services Cayman Limited, P.O. Box 10008 Willow House, Cricket Square, Grand Cayman, Cayman Islands, KY1-1001, and our telephone number is (917) 338-7786. We maintain a corporate website at www.gtac.io. The information contained on or accessible through our corporate website or any other website that we may maintain is not part of this Report.

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

The 5,031,250 Class B Ordinary Shares held by the Initial Shareholders (prior to the exercise of the over-allotment option) included 646,250 shares subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full, so that the Initial Shareholders of the Company would collectively own 20.0% of the issued and outstanding Ordinary Shares of the Company after the Initial Public Offering. Since the underwriters did not exercise the over-allotment option in full, the Sponsor forfeited 31,250 Class B Ordinary Shares, which were canceled by the Company. As a result of such forfeiture, there were 5,000,000 Class B Ordinary Shares issued and outstanding immediately following the Initial Public Offering.

Extension of Time to Complete Business Combination and Related Redemptions of Class A Ordinary Shares

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

At the Extraordinary General Meeting, the Voting Shareholders approved, by special resolution, a proposal to amend and restate the Company’s amended and restated memorandum and articles of association to extend the date by which the Company must (1) consummate an initial Business Combination, (2) cease its operations except for the purpose of winding up if it fails to complete an initial Business Combination, and (3) redeem all of the Class A Ordinary Shares, included as part of the Units sold in the Initial Public Offering from April 25, 2023 to April 25, 2024 or to October 25, 2024 at the election of the Company in two separate three-month extensions, in April 2024 and July 2024, subject to satisfaction of certain conditions, including the deposit by the Sponsor of $0.10 per Unit in each case (or up to approximately $209,000 after giving effect to the Company’s shareholders’ redemptions made in connection with the foregoing proposal) for each three-month extension, into the Trust Account (the “Extension” and such proposal, the “Extension Proposal”). On April 14, 2023, to effectuate the Extension, the Company filed with the Cayman Islands Registrar of Companies the Second Amended and Restated Memorandum and Articles of Association of the Company (the “Second Amended and Restated Memorandum and Articles of Association”).

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

Initial Business Combination-Our Acquisition Criteria

Since our Initial Public Offering, we have primarily focused on identifying a Business Combination target within marketplaces, FinTech and SaaS companies in Europe, Latam and the U.S., where we believe our management team, board members and advisors have a competitive advantage based on their prior experiences and investments. In parallel, we explore potential opportunities across diverse sectors. Our management team is led by Fabrice Grinda, our Executive Chairman, and Arnau Porto Dolc, our Chief Executive Officer, who have extensive experience in completing strategic transactions in a wide range of sectors. We must complete our initial Business Combination in the Completion Window. If our initial Business Combination is not consummated in the Completion Window, then our existence will terminate, and we will distribute all amounts in the Trust Account.

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

Technology has experienced a significant paradigm shift over the past decade. An industry that was historically U.S., and more specifically West Coast, dominated, has rapidly expanded across the world as cloud platforms have democratized the development of new technologies, and global internet and smartphone adoption have grown addressable markets by billions of people. Over the last decade, we have invested in a number of global winners born outside the U.S., such as Shopify (SHOP), Spotify (SPOT), Delivery Hero (DHER), and OLX. While these companies are often treated as exceptions to the traditional U.S.-based winners, we believe they are just examples of the first wave of leading technology companies that will emerge from outside the U.S. Indeed, we are now seeing a new generation of unicorn technology companies founded in previously overlooked countries, including, Sweden, Lithuania, Colombia, Brazil and Mexico. We believe this internationalization trend will continue and our position as a global investor with deep relationships both in the U.S. and internationally will position us well in identifying a potential target. We believe that technology companies will continue to revolutionize the way consumers and business behave around the world for years to come. Many of the most innovative technology companies today are regional champions in sectors such as marketplaces, FinTech and SaaS. While we continue to be enthusiastic about the opportunity in the U.S. we believe that many of the next generation technology unicorns will emerge from outside the U.S. and China. More than 77% of the global population lives outside of these two countries, and we see strong opportunities in particular in Europe and LatAm.

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

Our Sponsor

Our Sponsor entity is majority led by FJ Labs, which was co-founded by Fabrice Grinda and Jose Marin, and Arnau Porto, who is the founder of Greentrail Capital. FJ Labs is a U.S.-based venture capital investment firm with a global mandate to invest and build online marketplaces and technology businesses, and Greentrail Capital is a London-based investment firm focused globally on publicly listed companies and pre-IPO opportunities with an emphasis on technology and consumer companies in international markets. Our Sponsor team has a demonstrated history of strong performance based on realized returns. FJ Labs, one of the leading marketplace investors globally, has a track record of investing in more than 600 businesses, including well-known names that have gone public such as Airbnb, Porch, Opendoor, Meliuz, Enjoei, Uber, Alibaba, Spotify, Tencent Music, and Delivery Hero.

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

Broad Network with Unique Data Insights. FJ Labs is a unique investing franchise, with deep sector expertise and distinctive insights into the technology industry. The FJ Labs team has invested in over 1,000 companies. Thanks to the scale of our sourcing model, we have exceptional data insights resulting in the ability to identify successful business models and future category champions early on. Moreover, our board benefits from considerable and complementary local expertise in Europe, LatAm and the U.S. Our global perspective is all the more valuable as we can learn from and replicate the success of a business model in one region and apply it to another, thereby efficiently identifying companies in any geography and supporting our investments as they develop their operations internationally.

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

In addition, certain of our Initial Shareholders, officers and directors presently have, and any of them in the future may have additional, fiduciary and contractual duties to other entities. As a result, if any of our Initial Shareholders, officers or directors becomes aware of a Business Combination opportunity which is suitable for an entity to which he, she or it has then-current fiduciary or contractual obligations, then, subject to their fiduciary duties under Cayman Islands law, he, she or it will need to honor such fiduciary or contractual obligations to present such Business Combination opportunity to such entity, before we can pursue such opportunity. If these other entities decide to pursue any such opportunity, we may be precluded from pursuing the same. However, we do not expect these duties to materially affect our ability to complete our initial Business Combination. Our Second Amended and Restated Memorandum and Articles of Association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other.

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

Financial Position

With funds available for a Business Combination in the amount of approximately $19,215,000 (assuming no additional redemptions), as of December 31, 2023, after payment of $3,675,000 of deferred underwriting fees, before fees and expenses associated with our initial Business Combination, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial Business Combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.

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

Shareholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC, subject to the provisions of our Second Amended and Restated Memorandum and Articles of Association. However, we will seek shareholder approval if it is required by applicable law or stock exchange listing requirement, or we may decide to seek shareholder approval for business or other reasons.

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

Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A Ordinary Shares upon the completion of our initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, if any, divided by the number of then-outstanding public shares, subject to the limitations described herein. As of the date of this Report, and due to the redemption of 17,910,004 public shares in connection with the Extension, the amount in the Trust Account was approximately $10.95 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. There will be no redemption rights upon the completion of our initial Business Combination with respect to our warrants. Further, we will not proceed with redeeming our public shares, even if a public shareholder has properly elected to redeem its shares, if a Business Combination does not close. Our Sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any Founder Shares and public shares held by them in connection with (i) the completion of our initial Business Combination and (ii) a shareholder vote to approve an amendment to our Second Amended and Restated Memorandum and Articles of Association(A) that would modify the substance or timing of our obligation to provide holders of our Class A Ordinary Shares the right to have their shares redeemed in connection with our initial Business Combination or to redeem 100% of our public shares if we do not complete our initial Business Combination within the Completion Window or (B) with respect to any other provision relating to the rights of holders of our Class A Ordinary Shares.

Limitations on Redemptions

Our Second Amended and Restated Memorandum and Articles of Association provide that in no event will we redeem our public shares in an amount that would cause our net tangible assets, after payment of the deferred underwriting commissions, to be less than $5,000,001 either prior to or upon consummation of the initial Business Combination (so that we do not then become subject to the SEC’s “penny stock” rules). However, the proposed Business Combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed Business Combination. In the event the aggregate cash consideration we would be required to pay for all Class A Ordinary Shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed Business Combination exceed the aggregate amount of cash available to us, we will not complete the Business Combination or redeem any shares, and all Class A Ordinary Shares submitted for redemption will be returned to the holders thereof.

Manner of Conducting Redemptions

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A Ordinary Shares upon the completion of our initial Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed Business Combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirement or whether we were deemed to be a foreign private issuer (which would require a tender offer rather than seeking shareholder approval under SEC rules). Asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our issued and outstanding Ordinary Shares or seek to amend our Second Amended and Restated Memorandum and Articles of Association would typically require shareholder approval. We currently intend to conduct redemptions in connection with a shareholder vote unless shareholder approval is not required by applicable law or stock exchange listing requirement or we choose to conduct redemptions pursuant to the tender offer rules of the SEC for business or other reasons. So long as we obtain and maintain a listing for our securities on Nasdaq, we are required to comply with the Nasdaq rules.

If we held a shareholder vote to approve our initial Business Combination, we will, pursuant to our Second Amended and Restated Memorandum and Articles of Association:

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

If we seek shareholder approval, we will complete our initial Business Combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, being the affirmative vote of a majority of the Ordinary Shares represented in person or by proxy and entitled to vote thereon and who vote at a general meeting of the company. In such case, our Sponsor and each member of our management team have agreed to vote their Founder Shares and public shares in favor of our initial Business Combination. As a result, in addition to our initial purchaser’s Founder Shares, we would need 7,500,000, or 37.5% (assuming all Units a separated and all issued and outstanding Ordinary Shares are voted), of the 20,000,000 public shares sold in the Initial Public Offering to be voted in favor of an initial Business Combination in order to have our initial Business Combination approved. Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction or vote at all. In addition, our Sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any Founder Shares and public shares held by them in connection with (i) the completion of a Business Combination and (ii) a shareholder vote to approve an amendment to our Second Amended and Restated Memorandum and Articles of Association (A) that would modify the substance or timing of our obligation to provide holders of our Class A Ordinary Shares the right to have their shares redeemed in connection with our initial Business Combination or to redeem 100% of our public shares if we do not complete our initial Business Combination within the Completion Window or (B) with respect to any other provision relating to the rights of holders of our Class A Ordinary Shares.

If we conduct redemptions pursuant to the tender offer rules of the SEC, we will, pursuant to our Second Amended and Restated Memorandum and Articles of Association:

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

Limitation on Redemption upon Completion of Our Initial Business Combination if We Seek Shareholder Approval

If we seek shareholder approval of our initial Business Combination and we do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, our Second Amended and Restated Memorandum and Articles of Association will provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in the Initial Public Offering, which we refer to as “Excess Shares,” without our prior consent. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed Business Combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the shares sold in the Initial Public Offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our Sponsor or our management at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the shares sold in the Initial Public Offering without our prior consent, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial Business Combination, particularly in connection with a Business Combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash.

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

Redemption of Public Shares and Liquidation if No Initial Business Combination

Our Second Amended and Restated Memorandum and Articles of Association provides that we will have only the Completion Window to consummate an initial Business Combination. If we have not consummated an initial Business Combination within the Completion Window, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to consummate an initial Business Combination within the Completion Window. Our Second Amended and Restated Memorandum and Articles of Association provide that, if we wind up for any other reason prior to the consummation of our initial Business Combination, we will follow the foregoing procedures with respect to the liquidation of the Trust Account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

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

Our Sponsor, executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our Second Amended and Restated Memorandum and Articles of Association (A) that would modify the substance or timing of our obligation to provide holders of our Class A Ordinary Shares the right to have their shares redeemed in connection with our initial Business Combination or to redeem 100% of our public shares if we do not complete our initial Business Combination within the Completion Window or (B) with respect to any other provision relating to the rights of holders of our Class A Ordinary Shares, unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our income taxes, if any, divided by the number of the then-outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets, after payment of the deferred underwriting commissions, to be less than $5,000,001 either prior to or upon consummation of an initial Business Combination (so that we do not then become subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement, we would not proceed with the amendment or the related redemption of our public shares at such time. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our Sponsor, any executive officer or director, or any other person.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the $14,000 held outside the Trust Account plus up to $100,000 of funds from the Trust Account available to us to pay dissolution expenses, although we cannot assure you that there will be sufficient funds for such purpose.

As of the date of this Report, and due to the redemption of 17,910,004 public shares in connection with the Extension, the per-share redemption amount received by shareholders upon our dissolution would be approximately $10.95 per public share. The proceeds deposited in the Trust Account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be less than $10.95. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

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

We seek to reduce the possibility that our Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. Our Sponsor will also not be liable as to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. As of December 31, 2023, we had access to $14,000 with which to pay any such potential claims (including costs and expenses incurred in connection liquidation, currently estimated to be no more than approximately $100,000), before drawing down $275,000 on the note on January 16, 2024, and spending on working capital through the date of this filing. In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our Trust Account could be liable for claims made by creditors, however such liability will not be greater than the amount of funds from our Trust Account received by any such shareholder.

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

Our public shareholders will be entitled to receive funds from the Trust Account only (i) in the event of the redemption of our public shares if we do not complete our initial Business Combination within the Completion Window, (ii) in connection with a shareholder vote to amend our Second Amended and Restated Memorandum and Articles of Association (A) to modify the substance or timing of our obligation to provide holders of our Class A Ordinary Shares the right to have their shares redeemed in connection with our initial Business Combination or to redeem 100% of our public shares if we do not complete our initial Business Combination within the Completion Window or (B) with respect to any other provision relating to the rights of holders of our Class A Ordinary Shares, or (iii) if they redeem their respective shares for cash upon the completion of the initial Business Combination. Public shareholders who redeem their Class A Ordinary Shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the Trust Account upon the subsequent completion of an initial Business Combination or liquidation if we have not consummated an initial Business Combination within the Completion Window, with respect to such Class A Ordinary Shares so redeemed. In no other circumstances will a shareholder have any right or interest of any kind to or in the Trust Account. In the event we seek shareholder approval in connection with our initial Business Combination, a shareholder’s voting in connection with the Business Combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the Trust Account. Such shareholder must have also exercised its redemption rights described above. These provisions of our Second Amended and Restated Memorandum and Articles of Association, like all provisions of our Second Amended and Restated Memorandum and Articles of Association, may be amended with a shareholder vote.

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

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our Ordinary Shares held by non-affiliates exceeds $250 million as of the prior June 30, and (2) our annual revenues exceeded $100 million during such completed fiscal year or the market value of our Ordinary Shares held by non-affiliates exceeds $700 million as of the prior June 30th.

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

The risks include the following summary risk factors:

•	our ability to select an appropriate target business or businesses;

•	our ability to complete our initial Business Combination;

•	our expectations around the performance of a prospective target business or businesses;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial Business Combination;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial Business Combination;

•	our potential ability to obtain additional financing to complete our initial Business Combination;

•	our pool of prospective target businesses;

•	our ability to consummate an initial Business Combination due to the uncertainty resulting from COVID-19, or an outbreak of another highly infectious or contagious disease or other health concern;

•	our ability to continue as a “going concern,” given our proximity to our liquidation date;

•	the ability of our officers and directors to generate a number of potential Business Combination opportunities;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the use of proceeds not held in the Trust Account or available to us from interest income on the Trust Account balance;

•	the Trust Account not being subject to claims of third parties; or

•	our future financial performance.

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

As of the date of this Report, and due to the redemption of 17,910,004 Class A Ordinary Shares in connection with the Extension, our Sponsor and its permitted transferees owned, on an as-converted basis, 71% of our outstanding Ordinary Shares. Our Sponsor and members of our management team also may from time to time purchase Class A Ordinary Shares prior to our initial Business Combination. Our Second Amended and Restated Memorandum and Articles of Association provide that, if we seek shareholder approval, we will complete our initial Business Combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, being the affirmative vote of a majority of the Ordinary Shares represented in person or by proxy and entitled to vote thereon and who vote at a general meeting. As a result, in addition to our Initial Shareholders’ Founder Shares, we would not need any of the outstanding public shares to be voted in favor of an initial Business Combination in order to have our initial Business Combination approved. Accordingly, if we seek shareholder approval of our initial Business Combination, the agreement by our Sponsor and each member of our management team to vote in favor of our initial Business Combination will increase the likelihood that we will receive the requisite shareholder approval for such initial Business Combination.

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

On April 14, 2023, the Company held an extraordinary general meeting of shareholders to vote on the Extension Proposal. In connection with the Extension Proposal, a total of 167 Class A Ordinary Share shareholders elected to redeem an aggregate of 17,910,004 Class A Ordinary Shares, representing approximately 89.55% of the Class A Ordinary Shares then issued and outstanding, for an aggregate of approximately $187,475,000 in cash, which was paid on or around April 21, 2023. After giving effect to such redemptions, approximately $22,890,000 remained in the Trust Account as of December 31, 2023. The reduction of the amount available to us in the Trust Account may make us a less attractive partner for a target and also may make it more difficult for us to complete an initial Business Combination on commercially acceptable terms or at all.

There are no assurances that the Extension will enable us to complete a Business Combination.

Even though the Extension was approved, we can provide no assurances that our initial Business Combination will be consummated prior to the end of the Completion Window. Our ability to consummate any Business Combination is dependent on a variety of factors, many of which are beyond our control.

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

Any potential target business with which we enter into negotiations concerning a Business Combination will be aware that we must consummate an initial Business Combination in the Completion Window. Consequently, such target business may obtain leverage over us in negotiating a Business Combination, knowing that if we do not complete our initial Business Combination with that particular target business, we may be unable to complete our initial Business Combination with any target business. This risk will increase as we get closer to the end of time frame. In addition, we may have limited time to conduct due diligence and may enter into our initial Business Combination on terms that we would have rejected upon a more comprehensive investigation.

Our search for a Business Combination, and any target business with which we ultimately consummate an initial Business Combination, may be materially adversely affected by the recent and ongoing military action between Russia and Ukraine, and between Israel and Hamas.

The short and long-term implications of Russia’s invasion of Ukraine and the Israel-Hamas war are difficult to predict at this time. We continue to monitor any adverse impact that the outbreak of war in Ukraine, the subsequent institution of sanctions against Russia by the United States and several European and Asian countries, and the Israel-Hamas war may have on the global economy in general. Such risks include, but are not limited to, adverse effects on macroeconomic conditions, including inflation; disruptions to our global technology infrastructure, including through cyberattack, ransom attack, or cyber-intrusion; adverse changes in international trade policies and relations; disruptions in global supply chains; and constraints, volatility, or disruption in the capital markets, any of which could adversely affect our ability to search for a Business Combination or finance such Business Combination, and the business, financial condition and results of operations of any target business with which we ultimately consummate an initial Business Combination may be materially adversely affected.

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

We may not be able to complete an initial Business Combination within the Completion Window, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We may not be able to find a suitable target business and consummate an initial Business Combination in the Completion Window. Our ability to complete our initial Business Combination may be negatively impacted by general market conditions, increased volatility in the capital and debt markets, decreased market liquidity, third-party financing being unavailable on terms acceptable to us or at all, and the other risks described herein. Additionally, events such as terrorist attacks, natural disasters, or significant outbreaks of infectious diseases may negatively impact businesses we may seek to acquire. If we have not completed our initial Business Combination within the Completion Window, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

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

We will comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with our initial Business Combination. Despite our compliance with these rules, if a shareholder fails to receive our proxy solicitation or tender offer materials, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, the proxy solicitation or tender offer materials, as applicable, that we will furnish to holders of our public shares in connection with our initial Business Combination will describe the various procedures that must be complied with in order to validly redeem or tender public shares. In the event that a shareholder fails to comply with these procedures, its shares may not be redeemed. See “Business—Effecting Our Initial Business Combination—Tendering Share Certificates in Connection with a Tender Offer or Redemption Rights.”

If we seek shareholder approval of our initial Business Combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A Ordinary Shares, you will lose the ability to redeem all such shares in excess of 15% of our Class A Ordinary Shares.

If we seek shareholder approval of our initial Business Combination and we do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, our Second Amended and Restated Memorandum and Articles of Association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in the Initial Public Offering, which we refer to as the “Excess Shares,” without our prior consent. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial Business Combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial Business Combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial Business Combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

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

Because of our limited resources and the significant competition for Business Combination opportunities, it may be more difficult for us to complete our initial Business Combination. If we have not consummated our initial Business Combination within the required time period, our public shareholders may receive only their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders on the liquidation of our Trust Account and our warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our initial Business Combination in conjunction with a shareholder vote or via a tender offer. Target companies will be aware that this may reduce the resources available to us for our initial Business Combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a Business Combination. If we have not consummated our initial Business Combination within the required time period, our public shareholders may receive only their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders on the liquidation of our Trust Account and our warrants will expire worthless.

If the funds available to us outside of the Trust Account, together with funds available from loans from our Sponsor, its affiliates or members of our management team are insufficient to allow us to operate until the end of the Completion Window, we may be unable to complete a Business Combination.

As of December 31, 2023, we had cash outside of the Trust Account of approximately $14,000 available for working capital needs. All remaining cash was held in the Trust Account and is generally unavailable for our use prior to an initial Business Combination. We believe that the funds available to us outside of the Trust Account, together with funds available from loans from our Sponsor, its affiliates or members of our management team are sufficient to allow us to operate until the end of the Completion Window; however, we cannot assure you that our estimate is accurate. Accordingly, if we use all of the funds held outside of the Trust Account and all interest available to us and the proceeds from our working capital loans, we may not have sufficient funds available with which to close an initial Business Combination. In such event, we would need to borrow additional funds from our Sponsor, its affiliates or members of our management team to operate or may be forced to liquidate. Our Sponsor, its affiliates or members of our management team are under no obligation to advance funds to us in such circumstances. Of the funds available to us, we expect to use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed Business Combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

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

On January 24, 2024, the SEC adopted final rules that, among other items, impose additional disclosure requirements in initial public offerings by special purpose acquisition companies (“SPACs”) and business combination transactions involving SPACs and private operating companies; amend the financial statement requirements applicable to business combination transactions involving such companies; update and expand guidance regarding the general use of projections in SEC filings, as well as when projections are disclosed in connection with proposed business combination transactions. These rules may materially adversely affect our business, including our ability to negotiate and complete our initial Business Combination and may increase the costs and time related thereto.

If we have not completed our initial Business Combination in the Completion Window, our public shareholders may be forced to wait beyond such time frame before redemption from our Trust Account.

If we have not completed our initial Business Combination in the Completion Window, the proceeds then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), will be used to fund the redemption of our public shares, as further described herein. Any redemption of public shareholders from the Trust Account will be effected automatically by function of our Second Amended and Restated Memorandum and Articles of Association prior to any voluntary winding up. If we are required to wind up, liquidate the Trust Account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait until April 25, 2024 (or October 25, 2024 at the election of the Company in two separate three-month extensions subject to satisfaction of certain conditions, including the deposit by the Sponsor of $0.10 per Unit in each case (or up to approximately $209,000 after giving effect to the Company’s shareholders’ redemptions made in connection with the foregoing proposal) for each three month extension, into the Trust Account, or as extended by the Company’s shareholders in accordance with our Second Amended and Restated Memorandum and Articles of Association)before the redemption proceeds of our Trust Account become available to them, and they receive the return of their pro rata portion of the proceeds from our Trust Account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our initial Business Combination or amend certain provisions of our Second Amended and Restated Memorandum and Articles of Association, and only then in cases where investors have sought to redeem their Class A Ordinary Shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we do not complete our initial Business Combination and do not amend certain provisions of our Second Amended and Restated Memorandum and Articles of Association. Our Second Amended and Restated Memorandum and Articles of Association provide that, if we wind up for any other reason prior to the consummation of our initial Business Combination, we will follow the foregoing procedures with respect to the liquidation of the Trust Account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

Because we are neither limited to evaluating a target business in a particular industry sector nor have we selected any specific target businesses with which to pursue our initial Business Combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

We may pursue Business Combination opportunities in any sector, except that we will not, under our Second Amended and Restated Memorandum and Articles of Association, be permitted to effectuate our initial Business Combination solely with another blank check company or similar company with nominal operations. Because we have not yet selected or approached any specific target business with respect to a Business Combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial Business Combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our Units, Class A Ordinary Shares or public warrants will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a Business Combination target. Accordingly, any holders who choose to retain their securities following the Business Combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value.

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

We may not be able to complete an initial Business Combination with a U.S. target company if such initial Business Combination is subject to U.S. foreign investment regulations and review by a U.S. government entity such as the Committee on Foreign Investment in the United States (CFIUS), or is ultimately prohibited.

We and the Sponsor have substantial ties with non-U.S. persons. Therefore, we may be considered a “foreign person” under regulations administered by CFIUS and could continue to be considered as such in the future so long as the Sponsor or other non-U.S. persons have the ability to exercise control over us for purposes of CFIUS’s regulations. As such, an initial Business Combination with a U.S. business may be subject to CFIUS review, the scope of which was expanded by the Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”), to include certain non-passive, non-controlling investments in sensitive U.S. businesses. FIRRMA, and subsequent implementing regulations that are now in force, also subjects certain categories of investments to mandatory filings. If our potential initial Business Combination with a U.S. business falls within CFIUS’s jurisdiction, we may determine that we are required to make a mandatory filing or that we will submit a voluntary notice to CFIUS, or to proceed with our initial Business Combination without notifying CFIUS and risk CFIUS intervention, before or after closing our initial Business Combination. CFIUS may decide to block or delay our initial Business Combination, impose conditions to mitigate national security concerns with respect to such initial Business Combination or order us to divest all or a portion of a U.S. business of the combined company without first obtaining CFIUS clearance, which may limit the attractiveness of or prevent us from pursuing certain initial Business Combination opportunities that we believe would otherwise be beneficial to us and our shareholders. As a result, the pool of potential targets with which we could complete an initial Business Combination may be limited and we may be adversely affected in terms of competing with other special purpose acquisition companies which do not have similar foreign ownership issues.

Moreover, the process of government review, whether by CFIUS or otherwise, could be lengthy and we have limited time to complete our initial Business Combination. If we cannot complete our initial Business Combination in the Completion Window, because the review process continues on beyond such timeframe or because our initial Business Combination is ultimately prohibited by CFIUS or another U.S. government entity, we may be required to liquidate. If we liquidate, our public stockholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders on the liquidation of our Trust Account and our warrants will expire worthless. This will also cause you to lose the investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

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

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not consummated our initial Business Combination within the required time period, our public shareholders may receive only their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholder on the liquidation of our Trust Account and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial Business Combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial Business Combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not consummated our initial Business Combination within the Completion Window, our public shareholders may receive their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders on the liquidation of our Trust Account and our warrants will expire worthless.

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

We may be unable to obtain additional financing to complete our initial Business Combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular Business Combination

Because we have not yet selected any prospective target business, we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants prove to be insufficient, either because of the size of our initial Business Combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from shareholders who elect redemption in connection with our initial Business Combination or the terms of negotiated transactions to purchase shares in connection with our initial Business Combination, we may be required to seek additional financing or to abandon the proposed Business Combination. We cannot assure you that such financing will be available on acceptable terms, if at all. The current economic environment may make it difficult for companies to obtain acquisition financing. To the extent that additional financing proves to be unavailable when needed to complete our initial Business Combination, we would be compelled to either restructure the transaction or abandon that particular Business Combination and seek an alternative target business candidate. If we have not consummated our initial Business Combination within the Completion Window, our public shareholders may receive only their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders on the liquidation of our Trust Account and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial Business Combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial Business Combination.

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

In addition, because there are more special purpose acquisition companies seeking to enter into an initial Business Combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, including, but not limited to, between Russia and Ukraine, between Israel and Hamas, or increases in the cost of additional capital needed to close Business Combinations or operate targets post-Business Combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find a suitable target for and/or complete our initial Business Combination.

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

Our public shareholders will be entitled to receive funds from the Trust Account only upon the earliest to occur of: (i) our completion of an initial Business Combination, and then only in connection with those Class A Ordinary Shares that such shareholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our Second Amended and Restated Memorandum and Articles of Association (A) to modify the substance or timing of our obligation to provide holders of our Class A Ordinary Shares the right to have their shares redeemed in connection with our initial Business Combination or to redeem 100% of our public shares if we do not complete our initial Business Combination within the Completion Window or (B) with respect to any other provision relating to the rights of holders of our Class A Ordinary Shares, and (iii) the redemption of our public shares if we have not completed our initial Business Combination in the Completion Window, subject to applicable law and as further described herein. Public shareholders who redeem their Class A Ordinary Shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the Trust Account upon the subsequent completion of an initial Business Combination or liquidation if we have not completed our initial Business Combination in the Completion Window, with respect to such Class A Ordinary Shares so redeemed. In no other circumstances does a public shareholder have any right or interest of any kind in the Trust Account. Holders of warrants do not have any right to the proceeds held in the Trust Account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

The Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our securities are currently listed on The Nasdaq Capital Market. On June 28, 2023, we received notice from the Nasdaq Staff notifying us that, for 30 consecutive business days, our Market Value of Listed Securities was below the minimum of $50 million required for continued listing on the Nasdaq Global Market pursuant to the Nasdaq Listing Rule 5450(b)(2)(A) (the “Global Market MVLS Standard”). The Nasdaq Staff also noted that we did not meet the requirements under Nasdaq Listing Rules 5450(b)(1)(A) (Equity Standard) and 5450(b)(3)(A) (Total Assets/Total Revenue Standard). On October 9, 2023, we received notice from the Nasdaq Staff notifying us that we were not in compliance with Nasdaq Listing Rule 5450(a)(2), which requires the Company to maintain a minimum of 400 public holders for continued listing on the Nasdaq Global Market (the “Global Market Minimum Public Holders Rule”). On November 22, 2023, we issued 1,300,000 Class A Ordinary Shares to the Sponsor upon the conversion of an equal number of Class B Ordinary Shares. Following the conversion, we submitted our application to transfer the listing of our Class A Ordinary Shares, Units and public warrants from the Nasdaq Global Market to the Nasdaq Capital Market.

On November 24, 2023, we submitted evidence to the Nasdaq Staff of our compliance (the “Plan”) with Nasdaq Listing Rule 5550(b)(2), which requires the Company to maintain a Market Value of Listed Securities of at least $35 million (the “Capital Market MVLS Standard”), and Nasdaq Listing Rule 5550(a)(3), which requires the Company maintain a minimum of 300 public holders (the “Capital Market Minimum Public Holders Rule”). The Company further noted to the Nasdaq Staff that, as a result of its application to transfer the listing of our Class A Ordinary Shares, Units and public warrants from the Nasdaq Global Market to the Nasdaq Capital Market it intends to comply with the Capital Market MVLS Standard and the Capital Market Minimum Public Holders Rule instead of the Global Market Minimum Public Holders Rule and the Global Market MVLS Standard. On January 9, 2024, the Nasdaq Staff approved the listing transfer of our Class A Ordinary Shares, Units and public warrants to the Nasdaq Capital Market, and thereafter provided written notice notifying us that in connection with the Plan and transfer to the Nasdaq Capital Market the deficiencies noted above were cured.

We cannot assure that our securities will continue to be listed on Nasdaq Capital Market in the future or prior to our initial Business Combination. In order to continue listing our securities on the Nasdaq Capital Market prior to our initial Business Combination, we must maintain certain financial, distribution and share price levels, such as a minimum market capitalization (generally $35,000,000) and a minimum number of holders of our securities (generally 300 public holders).

Additionally, our Units will not be traded after completion of our initial Business Combination and, in connection with our initial Business Combination, we will be required to demonstrate compliance with the Nasdaq Capital Market initial listing requirements, which are more rigorous than the Nasdaq Capital Market continued listing requirements, in order to continue to maintain the listing of our securities on the Nasdaq Capital Market. For instance, our share price would generally be required to be at least $4.00 per share, our shareholders’ equity would generally be required to be at least $5 million and we would be required to have a minimum of 300 round lot holders of our unrestricted securities (with at least 50% of such round-lot holders holding unrestricted securities with a market value of at least $2,500). We may not be able to meet those listing requirements at that time, especially if there are a significant number of redemptions in connection with our initial Business Combination.

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

Examples of possible instances where we may engage a third-party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our public shares, if we have not completed our initial Business Combination in the Completion Window, or upon the exercise of a redemption right in connection with our initial Business Combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the ten years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.20 per public share initially held in the Trust Account, due to claims of such creditors. Pursuant to the letter agreement which is filed as by reference with this Report, our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third-party (other than our independent auditors) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below the lesser of (i) $10.20 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.20 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, provided that such liability will not apply to any claims by a third-party or prospective target business that executed a waiver of any and all rights to seek access to the Trust Account nor will it apply to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third-party, our Sponsor will not be responsible to the extent of any liability for such third-party claims.

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

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•	restrictions on the nature of our investments, if any; and

•	restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial Business Combination

In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company with the SEC;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are currently not subject to.

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

We do not believe that our principal activities will subject us to the Investment Company Act. Prior to the end of the 24-month period after the effective date of our registration statement on Form S-1 relating to our Initial Public Offering, to mitigate the risk that we might be deemed to be an investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we instructed the trustee with respect to the Trust Account to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash in an interest bearing demand deposit account at a bank until the earlier of the consummation of our initial Business Combination or our liquidation.

However, if we are deemed to be an investment company and thus subject to the Investment Company Act, we would be subject to additional regulatory burdens and expenses for which we have not allotted funds and may hinder our ability to complete a Business Combination. If we have not consummated our initial Business Combination within the Completion Window, our public shareholders may receive only their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders on the liquidation of our Trust Account and our warrants will expire worthless.

Since we instructed the trustee to liquidate the securities held in the Trust Account and instead to hold the funds in the Trust Account in cash in an interest bearing demand deposit account at a bank until the earlier of the consummation of our initial Business Combination or our liquidation, we may receive minimal interest, if any, on the funds held in the Trust Account, which may reduce the dollar amount the public shareholders would receive upon any redemption or liquidation of the Company.

Prior to the end of the 24-month period after the effective date of our registration statement on Form S-1 relating to our Initial Public Offering, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we instructed the trustee with respect to the Trust Account to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash in an interest bearing demand deposit account at a bank until the earlier of the consummation of our initial Business Combination or our liquidation. Following such liquidation, we may receive minimal interest, if any, on the funds held in the Trust Account. However, interest earned on the funds held in the Trust Account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. As a result, our decision to liquidate the securities held in the Trust Account and thereafter to hold all funds in the Trust Account in cash in an interest bearing demand deposit account at a bank may reduce the dollar amount the public shareholders would receive upon any redemption or liquidation of the Company.

In addition, we may be deemed to be an investment company even though the funds in the Trust Account were held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act prior to the end of the 24-month period after the effective date of our registration statement on Form S-1 relating to our Initial Public Offering.

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

Our Second Amended and Restated Memorandum and Articles of Association do not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets, after payment of the deferred underwriting commissions, to be less than $5,000,001 either prior to or upon consummation of an initial Business Combination (so that we do not then become subject to the SEC’s “penny stock” rules). As a result, we may be able to complete our initial Business Combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial Business Combination and do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our Sponsor, officers, directors, advisors or their affiliates. In the event the aggregate cash consideration we would be required to pay for all Class A Ordinary Shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed Business Combination exceed the aggregate amount of cash available to us, we will not complete the Business Combination or redeem any shares, all Class A Ordinary Shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate Business Combination.

In order to effectuate an initial Business Combination, blank check companies have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our Second Amended and Restated Memorandum and Articles of Association or governing instruments in a manner that will make it easier for us to complete our initial Business Combination that our shareholders may not support.

In order to effectuate a Business Combination, blank check companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of Business Combination, increased redemption thresholds, extended the time to consummate an initial Business Combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our Second Amended and Restated Memorandum and Articles of Association requires at least a special resolution of our shareholders as a matter of Cayman Islands law, meaning the approval of holders of at least two-thirds of our Ordinary Shares who attend and vote at a general meeting of the company, and amending our warrant agreement will require a vote of holders of at least 50% of the public warrants, solely with respect to any amendment to the terms of the Private Placement Warrants or any provision of the warrant agreement with respect to the Private Placement Warrants, 50% of the number of the then outstanding Private Placement Warrants. In addition, Second Amended and Restated Memorandum and Articles of Association require us to provide our public shareholders with the opportunity to redeem their public shares for cash if we propose an amendment to our Second Amended and Restated Memorandum and Articles of Association (A) that would modify the substance or timing of our obligation to provide holders of our Class A Ordinary Shares the right to have their shares redeemed in connection with our initial Business Combination or to redeem 100% of our public shares if we do not complete our initial Business Combination in the Completion Window or (B) with respect to any other provision relating to the rights of holders of our Class A Ordinary Shares. To the extent any of such amendments would be deemed to fundamentally change the nature of any of the securities offered through this registration statement, we would register, or seek an exemption from registration for, the affected securities.

The provisions of our Second Amended and Restated Memorandum and Articles of Association that relate to the rights of holders of our Class A Ordinary Shares (and corresponding provisions of the agreement governing the release of funds from our Trust Account) may be amended with the approval of a special resolution which requires the approval of the holders of at least two-thirds of our Ordinary Shares who attend and vote at a general meeting of the company, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our Second Amended and Restated Memorandum and Articles of Association to facilitate the completion of an initial Business Combination that some of our shareholders may not support.

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to the rights of a company’s shareholders, without approval by a certain percentage of the company’s shareholders. In those companies, amendment of these provisions typically requires approval by between 90% and 100% of the company’s shareholders. Our Second Amended and Restated Memorandum and Articles of Association provide that any of its provisions related to the rights of holders of our Class A Ordinary Shares (including the requirement to deposit proceeds of the Initial Public Offering and the private placement of warrants into the Trust Account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein) may be amended if approved by special resolution, meaning holders of at least two-thirds of our Ordinary Shares who attend and vote at a general meeting of the company, and corresponding provisions of the trust agreement governing the release of funds from our Trust Account may be amended if approved by holders of at least 65% of our Ordinary Shares; provided that the provisions of our Second Amended and Restated Memorandum and Articles of Association governing the appointment or removal of directors prior to our initial Business Combination may only be amended by a special resolution passed by not less than two-thirds of our Ordinary Shares who attend and vote at our general meeting which shall include the affirmative vote of a simple majority of our Class B Ordinary Shares. Our Sponsor collectively beneficially owns, on an as-converted basis, approximately 71% of our Class A Ordinary Shares, will participate in any vote to amend our Second Amended and Restated Memorandum and Articles of Association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our Second Amended and Restated Memorandum and Articles of Association which govern our pre-Business Combination behavior more easily than some other blank check companies, and this may increase our ability to complete a Business Combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our Second Amended and Restated Memorandum and Articles of Association.

Our Sponsor, executive officers and directors have agreed, pursuant to agreements with us, that they will not propose any amendment to our Second Amended and Restated Memorandum and Articles of Association (A) that would modify the substance or timing of our obligation to provide holders of our Class A Ordinary Shares the right to have their shares redeemed in connection with our initial Business Combination or to redeem 100% of our public shares if we do not complete our initial Business Combination in the Completion Window or (B) with respect to any other provision relating to the rights of holders of our Class A Ordinary Shares, unless we provide our public shareholders with the opportunity to redeem their Class A Ordinary Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our income taxes, if any, divided by the number of the then-outstanding public shares. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our Sponsor, executive officers or directors for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

Our Sponsor controls a substantial interest in us and thus may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.

Our Sponsor owns, on an as-converted basis, approximately 71% of our issued and outstanding Ordinary Shares. Accordingly, it may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our Second Amended and Restated Memorandum and Articles of Association. If our Sponsor purchases any additional Class A Ordinary Shares in the aftermarket or in privately negotiated transactions, this would increase its control. Neither our Sponsor nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this Report. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A Ordinary Shares. In addition, our board of directors, whose members were appointed by our Sponsor, is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being appointed in each year. We may not hold an annual general meeting to appoint new directors prior to the completion of our initial Business Combination, in which case all of the current directors will continue in office until at least the completion of the Business Combination. If there is an annual general meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for appointment and our Sponsor, because of its ownership position, will control the outcome, as only holders of our Class B Ordinary Shares will have the right to vote on the appointment of directors and to remove directors prior to our initial Business Combination. In addition, the Founder Shares, all of which are held by our Initial Shareholders, will, in a vote to continue the Company in a jurisdiction outside the Cayman Islands (which requires the approval of at least two thirds of the votes of all Ordinary Shares), entitle the holders to ten votes for every Founder Share. This provision of our Second Amended and Restated Memorandum and Articles of Association may only be amended by a special resolution passed by a majority of at least two-thirds of our Ordinary Shares voting in a general meeting. As a result, you will not have any influence over our continuation in a jurisdiction outside the Cayman Islands prior to our initial Business Combination. Accordingly, our Sponsor will continue to exert control at least until the completion of our initial Business Combination. In addition, we have agreed not to enter into a definitive agreement regarding an initial Business Combination without the prior consent of our Sponsor.

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

The price of our securities may vary significantly due to one or more potential Business Combinations and general market or economic conditions. Furthermore, an active trading market for our securities may not be sustained. You may be unable to sell your securities unless a market can be sustained.

Our warrants are accounted for as derivative liabilities and are recorded at fair value upon issuance with changes in fair value each period included in earnings, which may have an adverse effect on the market price of our securities or may make it more difficult for us to consummate an initial Business Combination.

We issued 10,000,000 public warrants as part of the Units offered in the Initial Public Offering and, simultaneously with the closing of the Initial Public Offering, we issued in a private placement an aggregate of 10,500,000 Private Placement Warrants, each exercisable to purchase one Class A Ordinary Share at $11.50 per share, subject to adjustment. In addition, if the Sponsor, its affiliates or a member of our management team makes any working capital loans, it may convert up to $1,500,000 of such loans into up to an additional 1,500,000 Private Placement Warrants, at the price of $1.00 per warrant. We account for the Private Placement Warrants and the public warrants underlying the Units sold in the Initial Public Offering as a warrant liability. At each reporting period (1) the accounting treatment of the warrants is re-evaluated for proper accounting treatment as a liability or equity and (2) the fair value of the liability of the public warrants and Private Placement Warrants is remeasured and the change in the fair value of the liability is recorded as other income (expense) in our statements of income. After initially valuing our warrants based on a valuation report of an expert, we currently value our warrants at trading value in an active market. It is possible we could have to use a valuation expert in the future and then changes in the inputs and assumptions for the valuation model we use to determine the fair value of such liability may have a material impact on the estimated fair value of the embedded derivative liability. The share price of our Ordinary Shares represents the primary underlying variable that impacts the value of the derivative instruments. Additional factors that impact the value of the derivative instruments include the volatility of our share price, discount rates and stated interest rates. As a result, our consolidated financial statements and results of operations will fluctuate quarterly, based on various factors, such as the share price of our Ordinary Shares, many of which are outside of our control. In addition, we may change the underlying assumptions used in our valuation model, which could result in significant fluctuations in our results of operations. If our share price is volatile, we expect that we will recognize non-cash gains or losses on our warrants or any other similar derivative instruments each reporting period and that the amount of such gains or losses could be material. The impact of changes in fair value on earnings may have an adverse effect on the market price of our securities. In addition, potential targets may seek a special purpose acquisition company that does not have warrants that are accounted for as a warrant liability, which may make it more difficult for us to consummate an initial Business Combination with a target business.

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

Our Sponsor, officers and directors may in the future become affiliated with other blank check companies that may have acquisition objectives that are similar to ours. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to such other blank check companies prior to its presentation to us, subject to our officers’ and directors’ fiduciary duties under Cayman Islands law. Our Second Amended and Restated Memorandum and Articles of Association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other.

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

On February 10, 2021, our Sponsor paid $25,000, or approximately $0.004 per share, to cover certain of our offering and formation costs in consideration of 6,468,750 Class B Ordinary Shares, par value $0.0001. On June 30, 2021, our Sponsor surrendered 2,156,250 Class B Ordinary Shares for no consideration, resulting in 4,312,500 shares outstanding of which 562,500 were subject to forfeiture in the event the underwriters’ over-allotment option is not exercised. On October 20, 2021, we approved a 1.16666667 for 1 share dividend for each Class B Ordinary Share outstanding, resulting in 5,031,250 Class B Ordinary Shares outstanding of which 656,250 were subject to forfeiture in the event the underwriters’ over-allotment option was not exercised. As a result of the underwriters’ election to partially exercise their over-allotment option, on December 5, 2021, 31,250 Class B ordinary shares were forfeited, resulting in an aggregate of 5,000,000 Class B Ordinary Shares issued and outstanding. All share and per share amounts have been restated. Prior to the initial investment in the Company of $25,000 by the Sponsor, the Company had no assets, tangible or intangible. The per share price of the Founder Shares was determined by dividing the amount contributed to the Company by the number of Founder Shares issued. On July 11, 2021, our Sponsor transferred 40,000 Founder Shares to each of our independent directors, other than Michael Zeisser, at their original purchase price. On October 20, 2021, each of the shareholding independent directors transferred 6,666.6668 Founder Shares, the amount each received in the October 20, 2021 share dividend, to our Sponsor. The Founder Shares will be worthless if we do not complete an initial Business Combination. In addition, our Sponsor has purchased an aggregate of 10,500,000 Private Placement Warrants, each exercisable to purchase one Class A Ordinary Share at $11.50 per whole share, subject to adjustment, at a price of $1.00 per warrant ($10,500,000 in the aggregate), in a private placement that closed simultaneously with the closing of the Initial Public Offering. If we do not consummate an initial Business Combination in the Completion Window, the Private Placement Warrants will expire worthless. The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target Business Combination, completing an initial Business Combination and influencing the operation of the business following the initial Business Combination. This risk may become more acute as the end of the Completion Window nears, which is generally the deadline for our consummation of an initial Business Combination.

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

General Risk Factors

We may issue additional Class A Ordinary Shares or preference shares to complete our initial Business Combination or under an employee incentive plan after completion of our initial Business Combination. We may also issue Class A Ordinary Shares upon the conversion of the Founder Shares at a ratio greater than one-to-one at the time of our initial Business Combination as a result of the anti-dilution provisions contained in our Second Amended and Restated Memorandum and Articles of Association. Any such issuances would dilute the interest of our shareholders and likely present other risks.

Our Second Amended and Restated Memorandum and Articles of Association authorize the issuance of up to 200,000,000 Class A Ordinary Shares, 20,000,000 Class B Ordinary Shares, and 1,000,000 preference shares, par value $0.0001 per share. As of April 1, 2024, there are 173,628,746 and 16,300,000 authorized but unissued Class A Ordinary Shares and Class B Ordinary Shares, respectively, available for issuance which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants or shares issuable upon conversion of the Class B Ordinary Shares, if any. The Class B Ordinary Shares will automatically convert into Class A Ordinary Shares (which such Class A Ordinary Shares delivered upon conversion will not have any redemption rights or be entitled to liquidating distributions from the Trust Account if we fail to consummate an initial Business Combination) at the time of our initial Business Combination or earlier at the option of the holders thereof as described herein and in our Second Amended and Restated Memorandum and Articles of Association. Immediately after the Initial Public Offering, there are no preference shares issued and outstanding.

We may issue a substantial number of additional Class A Ordinary Shares or preference shares to complete our initial Business Combination or under an employee incentive plan after completion of our initial Business Combination. We may also issue Class A Ordinary Shares in connection with our redeeming the warrants as described in “Description of Securities-Warrants-Public Shareholders’ Warrants” or upon conversion of the Class B Ordinary Shares at a ratio greater than one-to-one at the time of our initial Business Combination as a result of the anti-dilution provisions as set forth herein. However, our Second Amended and Restated Memorandum and Articles of Association provide, among other things, that prior to or in connection with our initial Business Combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the Trust Account or (ii) vote on any initial Business Combination or on any other proposal presented to shareholders prior to or in connection with the completion of an initial Business Combination. These provisions of our Second Amended and Restated Memorandum and Articles of Association, like all provisions of our Second Amended and Restated Memorandum and Articles of Association, may be amended with a shareholder vote. The issuance of additional ordinary or preference shares:

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

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder of our Class A Ordinary Shares or warrants, the U.S. Holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. We expect that we were a PFIC for our taxable year ending December 31, 2023 and, although our PFIC status will not be determinable until the end of the taxable year, we may be a PFIC for our current tax year. If we determine we are a PFIC for any taxable year, upon written request, we will endeavor to provide to a U.S. Holder such information as the Internal Revenue Service (“IRS”) may require, including a PFIC Annual Information Statement, in order to enable the U.S. Holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information, and such election would be unavailable with respect to our warrants in all cases. We urge U.S. investors to consult their tax advisors regarding the possible application of the PFIC rules.

Our proximity to our liquidation date expresses substantial doubt about our ability to continue as a “going concern.”

In connection with the Company’s assessment of going concern considerations in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. While the Company intends to amend and restate its Memorandum and Articles of Association to extend the liquidation date, the Company cannot assure you that it will receive the requisite approval of the Company’s shareholders in accordance with its Memorandum and Articles of Association to take such action. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after April 25, 2024. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls starting from our Annual Report on Form 10-K for the year ended December 31, 2023. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial Business Combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

Our corporate affairs will be governed by our Second Amended and Restated Memorandum and Articles of Association, the Companies Act (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. We will also be subject to the federal securities laws of the U.S. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the U.S. In particular, the Cayman Islands has a different body of securities laws as compared to the U.S., and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a Federal court of the U.S.

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

Provisions in our Second Amended and Restated Memorandum and Articles of Association may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A Ordinary Shares and could entrench management.

Our Second Amended and Restated Memorandum and Articles of Association contain provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions will include a staggered board of directors, the ability of the board of directors to designate the terms of and issue new series of preference shares, and the fact that prior to the completion of our initial Business Combination only holders of our Class B Ordinary Shares, which have been issued to our Sponsor, are entitled to vote on the appointment of directors, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

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

We are a “controlled company” within the meaning of the Nasdaq rules and, as a result, we qualify for exemptions from certain corporate governance requirements.

As a result of the significant control of our Sponsor and its affiliates, we are “controlled company” within the meaning of the Nasdaq corporate governance standards. Under the Nasdaq corporate governance standards, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that:

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

We are a SPAC with no business operations. Since our Initial Public Offering, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates. Therefore, we do not consider that we face significant cybersecurity risk and have not adopted any cybersecurity risk management program or formal processes for assessing cybersecurity risk. Our board of directors is generally responsible for the oversight of risks from cybersecurity threats, if there is any. We have not encountered any cybersecurity incidents since our Initial Public Offering.

Item 2. Properties

Our executive offices are located at CO Services Cayman Limited, P.O. Box 10008 Willow House, Cricket Square, Grand Cayman, Cayman Islands, KY1-1001 and our telephone number is (917) 338-7786. We pay a total of $10,000 per month to an affiliate of our Sponsor for office space, administrative and support services. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

(a) Market Information

Our Units commenced public trading on the Nasdaq Global Market under the symbols “GTACU,” on October 21, 2021, and our Class A Ordinary Shares and public warrants commenced public trading on the Nasdaq Global market under the symbols “GTAC” and “GTACW,” on December 17 2021, On January 9, 2024, the Nasdaq Staff approved the Company’s application to transfer the listing of the securities from the Nasdaq Global Market to the Nasdaq Capital Market, and the Unis, Class A ordinary Shares and public warrants began trading on the Nasdaq Capital Market at the opening of business on January 16, 2024.

(b) Holders

On April 1, 2024, there was one holder of record of our Units, two holders of record of our Class A Ordinary Shares and two holders of record of our warrants.

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

(d) Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e) Recent Sales of Unregistered Securities

On November 22, 2023, we issued 1,300,000 Class A Ordinary Shares to the Sponsor upon the conversion of an equal number of Class B Ordinary Shares.

(f) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On April 14, 2023, the Company held an extraordinary general meeting of shareholders to vote on the Extension Proposal. In connection with the Extension Proposal, a total of 167 Class A Ordinary Share shareholders elected to redeem an aggregate of 17,910,004 Class A Ordinary Shares, representing approximately 89.55% of the Class A Ordinary Shares then issued and outstanding, for an aggregate of approximately $187,475,000 in cash (approximately $10.47 per share), which was paid on or around April 21, 2023. After giving effect to such redemptions, approximately $22,890,000 remained in the Trust Account as of December 31, 2023.

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

A total of $204,000,000 from the Initial Public Offering and sale of the Private Placement Warrants were deposited in the Trust Account. Following the redemption of 17,910,004 public shares in connection with the Extension, approximately $22,890,000 remained in the Trust Account as of December 31, 2023.

Prior to the end of the 24-month period after the effective date of our registration statement on Form S-1 relating to our Initial Public Offering, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we instructed the trustee with respect to the Trust Account to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash in an interest bearing demand deposit account at a bank until the earlier of the consummation of our initial Business Combination or our liquidation.

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with financial statements and the notes thereto contained elsewhere in this Report Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the risk factors described in Part I, Item 1A “Risk Factors.” The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated on February 9, 2021 as a Cayman Islands exempted company for the purpose of effecting a Business Combination that we have not yet identified. We are an emerging growth company and, as such, we are subject to all of the risks associated with emerging growth companies. We intend to effectuate our initial Business Combination using cash from the proceeds of the Initial Public Offering, net of shareholder redemptions, and the sale of the Private Placement Warrants, our shares, debt or a combination of cash, equity and debt.

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

As indicated in the accompanying financial statements, as of December 31, 2023 we had approximately $14,000 of cash and cash equivalents and negative working capital of approximately $268,000. Further, we expect to incur significant costs in the pursuit of our initial Business Combination. We cannot assure you that our plans to complete our initial Business Combination will be successful.

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

In connection with the Extension, a total of 167 Class A Ordinary Share shareholders elected to redeem an aggregate of 17,910,004 Class A Ordinary Shares, representing approximately 89.6% of the Class A Ordinary Shares then issued and outstanding, for an aggregate of approximately $187,475,000 in cash, which was paid on or around April 21, 2023.

Working Capital Loan:

On June 29, 2023, the Company, entered into the Note with the Sponsor, providing for an aggregate amount of loans up to $1,500,000 to fund the Company’s operating expenses. At December 31, 2023, $250,000 been borrowed under the Note.

The Note bears no interest. All unpaid principal under the Note will be payable on the earliest to occur of (i) the date on which the Company consummates an initial Business Combination or (ii) the date of the liquidation of the Company (such date, the “Maturity Date”). In the event the Company consummates its initial Business Combination, the Sponsor has the option on the Maturity Date to convert up to an aggregate of $1,500,000 of the principal outstanding under the Note into Working Capital Warrants equal to the portion of the principal amount of the Note being converted divided by $1.00. The terms of the Working Capital Warrants, if any, would be identical to the Private Placement Warrants. The Note is subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the Note, and all other sums payable with regard to the Note becoming immediately due and payable. The Company estimates that any value that could be assigned to the conversion feature is not material and therefore records the Note at par value.

The issuance of the Note was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Nasdaq Compliance and Transfer of Listing

On June 28, 2023, the Company received the First Notice from the Nasdaq Staff of Nasdaq notifying the Company that, for 30 consecutive business days, the Company’s MVLS was below the minimum of $50 million required for continued listing on the Nasdaq Global Market pursuant to the Nasdaq Listing Rule 5450(b)(2)(A) (the “Global Market MVLS Standard”). The Nasdaq Staff also noted that the Company did not meet the requirements under Nasdaq Listing Rules 5450(b)(1)(A) (Equity Standard) and 5450(b)(3)(A) (Total Assets/Total Revenue Standard).

On October 9, 2023, the Company received the Second Notice from the Nasdaq Staff notifying the Company that the Company was not in compliance with Nasdaq Listing Rule 5450(a)(2), which requires the Company to maintain a minimum of 400 public holders for continued listing on the Nasdaq Global Market (the “Global Market Minimum Public Holders Rule”).

On November 22, 2023, the Company issued 1,300,000 Class A Ordinary Shares to the Sponsor upon the conversion of an equal number of Class B Ordinary Shares. Following the conversion, there were 3,389,996 Class A Ordinary Shares outstanding.

On November 24, 2023, the Company submitted its application to transfer the listing of its Class A Ordinary Shares, Units and public warrants from the Nasdaq Global Market to the Nasdaq Capital Market.

On November 24, 2023, the Company submitted evidence to the Nasdaq Staff that it is in compliance (the “Plan”) with Nasdaq Listing Rule 5550(b)(2), which requires the Company to maintain a Market Value of Listed Securities of at least $35 million (the “Capital Market MVLS Standard”), and Nasdaq Listing Rule 5550(a)(3), which requires the Company maintain a minimum of 300 public holders (the “Capital Market Minimum Public Holders Rule”). The Company further noted to the Nasdaq Staff that, as a result of its application to transfer the listing of its Class A Ordinary Shares, Units and public warrants from the Nasdaq Global Market to the Nasdaq Capital Market it intends to comply with the Capital Market MVLS Standard and the Capital Market Minimum Public Holders Rule instead of the Global Market Minimum Public Holders Rule and the Global Market MVLS Standard.

On January 9, 2024, the Nasdaq Staff approved the Company’s application to transfer the listing of the Class A Ordinary Shares, the Units and the public warrants from the Nasdaq Global Market to the Nasdaq Capital Market. The Class A Ordinary Shares, the Units and public warrants were transferred to the Nasdaq Capital Market at the opening of business on January 16, 2024 and continue to trade under the symbols “GTAC,” “GTACU” and “GTACW,” respectively. The Company received a written notice from the Nasdaq Staff notifying the Company that, based on the materials submitted by the Company in connection with the Plan and the application to transfer the listing of the Class A Ordinary Shares, Units and public warrants from the Nasdaq Global Market to the Nasdaq Capital Market, the deficiencies cited in the First Notice and the Second Notice were cured.

Results of Operations and Known Trends or Future Events

Our entire activity from February 9, 2021 (inception) through October 25, 2021, was in preparation for the Initial Public Offering, and since the Initial Public Offering through December 31, 2023, our activity has been limited to identifying and completing a suitable initial Business Combination. We will not generate any operating revenues until the closing and completion of our initial Business Combination.

For the year ended December 31, 2023, we had net income of approximately $2,332,000 which consisted of an approximately 3,419,000 of interest income on the Trust Account partly offset by approximately $1,087,000 of loss from operations. The loss from operations consists primarily of our costs of operating as a public company (for legal, financial reporting, accounting and auditing compliance, insurance, listing and other costs), as well as costs of searching for a Business Combination. The fair value of our warrant liabilities at December 31, 2023 was the same as the fair value at December 31, 2022 and therefore there was no charge or credit for revaluing the warrant liabilities to fair value.

For the year ended December 31, 2022 we had net income of approximately $12,707,000 which consisted of an approximately $10,455,000 in change in fair value of derivative warrant liabilities, and approximately $2,942,000 of interest income on investments held in Trust Account, partly offset by approximately $690,000 of loss from operations. The loss from operations primarily of our costs of operating as a public company (for legal, financial reporting, accounting and auditing compliance, insurance, listing and other costs), as well as costs associated with searching for a business combination target. As noted, we have and expect to continue to generate non-operating income in the form of interest income on investments and cash and cash equivalents.

As discussed further in Note 5 to our financial statements, the Company accounts for its outstanding public warrants and Private Placement Warrants as derivative liabilities in the accompanying financial statements. As a result, the Company is required to measure the fair value of the public warrants and Private Placement Warrants at the end of each reporting period and recognize changes in the fair value from the prior period in the Company’s operating results for each current period.

In addition, since we are organized as an exempt company in the Cayman Islands we are not subject to income tax in either the Cayman Islands or the United States.

We have entered into an administrative services agreement pursuant to which we pay our Sponsor or an affiliate thereof $10,000 per month (which is a portion of the amounts of operating costs referenced above) for office space, utilities, secretarial and administrative services provided to members of our management team, as well as the services provided by one or more investment professionals, creation and maintenance of our website, and miscellaneous additional services and other expenses and obligations of our Sponsor. Furthermore, we may enter into consulting arrangements directly or indirectly with individuals to provide similar services.

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

The net proceeds from (i) the sale of the Units in the Initial Public Offering, after deducting offering expenses of approximately $725,000, underwriting commissions of $4,000,000 including the commission on the underwriters’ over-allotment option exercise (excluding deferred underwriting commissions of $7,000,000, including the deferred commission on the underwriters’ over-allotment option, 47.5% of which has been forfeited on October 3, 2022 by one of the underwriters in the Company’s October 25, 2021 Initial Public Offering, and including the deferred commission on the underwriters’ over-allotment option), and (ii) the sale of the Private Placement Warrants for a purchase price of $10,500,000 including the amount paid in connection with the underwriters’ over-allotment option exercise were approximately $205,775,000. Of this amount, $204,000,000 was deposited in the Trust Account, which includes the deferred underwriting commissions described above. The remaining $1,775,000 has not been held in the Trust Account.

On April 14, 2023, in connection with the amendment of the Company’s amended and restated memorandum and articles of association, the Company directed the Trust Account trustee to deliver approximately $187,475,000 to the shareholders that requested redemption. Accordingly, approximately $22,890,000 remained in the Trust Account as of December 31, 2023.

Prior to the end of the 24-month period after the effective date of our registration statement on Form S-1 relating to our Initial Public Offering, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we instructed the trustee with respect to the Trust Account to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash in an interest bearing demand deposit account at a bank until the earlier of the consummation of our initial Business Combination or our liquidation.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable and deferred underwriting commissions) to complete our initial Business Combination. We may withdraw interest income (if any) to pay income taxes, if any. Since we are an exempt Cayman Islands company, we do not expect to pay income taxes in the Cayman Islands or in the United States. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies. Prior to the completion of our initial Business Combination, we had available to us the initial $1,775,000 of proceeds held outside the Trust Account, as well as certain funds from loans from our Sponsor, its affiliates or members of our management team. We have used these funds to pay for our operating costs as well as costs to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

We do not believe we will need to raise additional funds following the Initial Public Offering in order to meet the expenditures required for operating our business prior to our initial Business Combination, other than funds available from loans from our Sponsor, its affiliates or members of our management team including the working capital loan entered into in June 2023 discussed above in Recent Developments—Working Capital Loan. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial Business Combination. In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required.

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

Further, as shown in the accompanying financial statements, the Company had approximately $14,000 in cash and cash equivalents at December 31, 2023 and negative cash flows from operations of approximately $980,000 for the year ended December 31, 2023. The Company also has credit available from its Sponsor of up to $1,500,000 in working capital loans (including $250,000 of which was drawn down and outstanding at December 31, 2023) as described in Note 5. If the Company were to extend the April 25, 2024 date to October 25, 2024, the Company would have to make extension payments aggregating approximately $418,000 for two three-month extensions. The Company may not have sufficient funds, or funds available, at December 31, 2023 to enable it to sustain operations for a period of at least one year after the issuance date of these financial statements.

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

Management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date these financial statements are released. The Company intends to address this by completing a Business Combination within the proscribed timeframe, however there is no assurance that this can be done. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Accounting Estimates

The requirement under 229.303 (Item 303) Management’s discussion and analysis of financial condition and results of operations is: Critical accounting estimates. Critical accounting estimates are those estimates made in accordance with generally accepted accounting principles that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on the financial condition or results of operations of the registrant. Provide qualitative and quantitative information necessary to understand the estimation uncertainty and the impact the critical accounting estimate has had or is reasonably likely to have on financial condition or results of operations to the extent the information is material and reasonably available. This information should include why each critical accounting estimate is subject to uncertainty and, to the extent the information is material and reasonably available, how much each estimate and/or assumption has changed over a relevant period, and the sensitivity of the reported amount to the methods, assumptions and estimates underlying its calculation.

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported.

Actual results could materially differ from those estimates. Management has determined that the Company has no critical accounting estimates.

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

The Company has not considered the effect of the public warrants sold in the Initial Public Offering and the Private Warrants sold in the private placement to purchase an aggregate of 20,500,000 Class A Ordinary Shares in the calculation of diluted income (loss) per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted income (loss) per ordinary share is the same as basic income (loss) per ordinary share for the periods presented.

At December 31, 2023 and 2022, the Company has two classes of shares, which are referred to as Class A Ordinary Shares and Class B Ordinary Shares. Income and losses are shared pro rata among the two classes of shares. Net income (loss) per Ordinary Share is calculated by dividing the net income (loss) by the weighted average number of Ordinary Shares outstanding during the respective period.

The following table reflects the net income per share after allocating income between the shares based on outstanding shares.

	For the year ended December 31, 2023		For the year ended December 31, 2022
	Class A	Class B	Class A	Class B
Numerator:
Allocation of income – basic and diluted	$1,402,000	$930,000	$10,166,000	$2,541,000
Denominator:
Basic and diluted weighted average Ordinary Shares outstanding	7,332,000	4,861,000	20,000,000	5,000,000
Basic and diluted net income per Ordinary Share	$0.19	$0.19	$0.51	$0.51

Class A Ordinary Shares Subject to Possible Redemption:

All of the 20,000,000 Class A Ordinary Shares sold on October 25, 2021 as part of a Unit in the Initial Public Offering discussed in Note 3 to our financial statements. contain a redemption feature which allows for the redemption of the Ordinary Shares under the Company’s liquidation or tender offer/shareholder approval provisions. In connection with the Extension, a total of 167 Class A Ordinary Share shareholders elected to redeem an aggregate of 17,910,004 Class A Ordinary Shares, representing approximately 89.6% of the Class A Ordinary Shares then issued and outstanding, for an aggregate of approximately $187,475,000 in cash, which was paid on or around April 21, 2023. As such, there are 2,089,996 Class A Ordinary Shares outstanding as of December 31, 2023, all of which are subject to redemption.

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

The Company recognizes changes immediately as they occur and adjusts the carrying value of the securities at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Class A Ordinary Shares are affected by adjustments to additional paid-in capital. Accordingly, at December 31, 2023 and December 31, 2022, 2,089,996 of the 3,389,996 Class A Ordinary Shares and 20,000,000 of the 20,000,000 Class A Ordinary Shares were classified outside of permanent equity, respectively. Class A Ordinary Shares subject to redemption consist of:

	Dollars	Shares
Gross proceeds of Initial Public Offering	$200,000,000	20,000,000
Less: Proceeds allocated to public warrants	(7,900,000)	—
Offering costs	(11,234,000)	—
Plus: Remeasurement of carrying value to redemption value at Initial Public Offering date	23,134,000	—

Subtotal at the date of the Initial Public Offering and at December 31, 2021	204,000,000	20,000,000
Plus: Remeasurement of carrying value to redemption value at December 31, 2022	2,946,000	—

Subtotal at December 31, 2022	206,946,000	20,000,000

Less: Payments to shareholders who elected to redeem 17,910,004 Class A Ordinary Shares in connection with the Extension on or around April 21, 2023	(187,475,000)	(17,910,004)

Plus: Remeasurement of carrying value to redemption value at December 31, 2023	3,419,000	—

Class A Ordinary Shares subject to redemption at December 31, 2023	$22,890,000	2,089,996

Derivative Financial Instruments:

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with FASB ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value upon issuance, and the liability is then re-valued at each reporting date, as determined by the Company based upon a valuation report obtained from its independent third-party valuation firm, with changes in the fair value reported in the statements of income. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Company’s warrant liability is a derivative financial instrument. See Note 5 to our financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2023, our disclosure controls and procedures were effective.

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

Management’s Annual Report on Internal Controls over Financial Reporting

As required by the SEC rules and regulations for the implementation of Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. A control system, no matter how well designed and operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met. Because of these inherent limitations, management does not expect that our internal control over financial reporting will prevent all error and all fraud. Management conducted an evaluation of our internal control over financial reporting as of December 31, 2023, based on the framework in Internal Control-Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (the “2013 Framework”). Based on our evaluation under the 2013 Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fiscal year ended December 31, 2023 covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Title
Fabrice Grinda	49	Executive Chairman and Director
Arnau Porto Dolc	38	Chief Executive Officer and Director
Aleksander Baranski	43	Chief Financial Officer and Secretary
Jeffrey Weinstein	34	Chief Strategy Officer
Robert Perdue	57	Director
Gabriel Silva	44	Director
Juan Villalonga	70	Director
Michael Zeisser	59	Director

The experience of our directors and executive officers is as follows:

Fabrice Grinda has served as our Executive Chairman and as one of our Directors since February 2021. Mr. Grinda also serves as the Co-Founder and Managing Partner of FJ Labs, a venture firm and startup studio that invests in and builds online marketplaces. Prior to FJ Labs, Mr. Grinda was co-founder and co-Chief Executive Officer of OLX, one of the largest websites in the world with over 300 million unique visitors per month, and, prior to that, founded Zingy, a mobile media start-up which he grew to $200M in revenue and sold to Japanese media conglomerate For-Side in 2004. Additionally, Mr. Grinda is a member of the board of directors of Wallapop, Rebag, Properly, Mealco, Seafair and Midas. Mr. Grinda started his entrepreneurial journey in 1998, when he co-founded and was Chief Executive Officer of Aucland, one of the largest auction sites in Europe. Before beginning his entrepreneurial endeavors, Mr. Grinda worked as a management consultant for McKinsey & Company. Mr. Grinda holds a bachelor’s degree in Economics from Princeton University. We believe Mr. Grinda is uniquely qualified to serve on our board of directors due to his executive leadership experience at numerous companies.

Arnau Porto Dolc has served as our Chief Executive Officer and as one of our Directors since February 2021. Mr. Porto also serves as the founder and CIO of Greentrail Capital, a London based investment firm focused globally on publicly listed technology companies and pre-IPO opportunities. Prior to founding Greentrail, Mr. Porto co-founded and co-ran Blueport Capital, a California-based investment partnership backed by the Robert Bass family office, and previously served as an investment analyst at Viking Global in New York. Mr. Porto started his career as institutional investor at Blackstone in London. He has since served as a senior advisor for DTCP digital infrastructure investments in Europe, and co-founded Jaguar and LaHaus in Colombia, and Portblue Hotels in Europe. Additionally, Mr. Porto is a member of the board of directors of F&W Networks and chairman of the board of directors of MonetaGo. Mr. Porto holds a bachelor’s degree in business administration and telecommunication engineering, as well as an MBA from Stanford Graduate School of Business. We believe Mr. Porto’s significant executive, investment and financial expertise make him well qualified to serve as a member of our board of directors.

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

Robert Perdue serves as one of our Directors. Mr. Perdue also serves as a Partner at Lutetia Technology and is a Strategic Advisor to three venture-backed artificial intelligence companies. Additionally, he serves on the Board of Directors of Impact, Inc., the leading SaaS platform for enterprise partnership automation, and Blue Dot Inc. Mr. Perdue is the former Chief Operating Officer and Board Member of The Trade Desk, where he grew the company’s enterprise value from $20 million to over $15 billion. During his tenure from 2013 to 2019, The Trade Desk grew from a 20-person start-up with revenue of $1 million to over 1,100 employees with $677 million revenue in 2019. Mr. Perdue and the executive team completed an initial public offering of The Trade Desk in 2016. Prior to this, Mr. Perdue was Chief Operating Officer of EyeWonder, a video ad serving company, and an investment banker at The Jordan, Edmiston Group. He holds an MBA from Georgetown University. We believe Mr. Perdue’s significant executive, investment and financial expertise make him well qualified to serve as a member of our board of directors.

Gabriel Silva serves as one of our Directors. Mr. Silva previously served as Chief Financial Officer of Nubank, where he helped to build and scale one of the world’s largest FinTech companies. Additionally, Mr. Silva was a partner and Chief Financial Officer of Pravaler, Brazil’s leading provider of private student loans, and before that a Managing Director at York Capital, a New York-based hedge fund. Mr. Silva is a member of the board of directors of Mombak Holdings. He has lived in 6 different countries and holds an International Diploma from Sciences Po in Paris, and an MBA from Stanford. He is also a member of Fundação Estudar, a Brazilian education non-profit organization. We believe Mr. Silva’s significant executive, investment and financial expertise make him well qualified to serve as a member of our board of directors.

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

Number and Terms of Office of Officers and Directors

Our board of directors consists of seven members and is divided into three classes, with only one class of directors being appointed in each year, and with each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual general meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of the first class of directors, consisting of Robert Perdue and Michael Zeisser, will expire at our first annual general meeting. The term of office of the second class of directors, consisting of Gabriel Silva and Arnau Porto Dolc, will expire at our second annual general meeting. The term of office of the third class of directors, consisting of Fabrice Grinda, and Juan Villalonga, will expire at our third annual general meeting.

Prior to the completion of an initial Business Combination, any vacancy on the board of directors may be filled by a nominee chosen by holders of a majority of our Founder Shares. In addition, prior to the completion of an initial Business Combination, holders of a majority of our Founder Shares may remove a member of the board of directors for any reason.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our Second Amended and Restated Memorandum and Articles of Association as it deems appropriate. Our Second Amended and Restated Memorandum and Articles of Association provide that our officers may consist of one or more chairman of the board, chief executive officer, president, chief financial officer, vice presidents, secretary, treasurer and such other offices as may be determined by the board of directors.

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

Clawback Policy

Our board of directors has adopted a written compensation recovery policy in accordance with applicable Nasdaq rules, which is filed as an exhibit to this Report. The policy provides that we will seek to recover any incentive-based compensation erroneously awarded to any current or former executive officer due to the material noncompliance with any financial reporting requirement under the securities laws during the three completed fiscal years immediately preceding the date we determine that an accounting restatement is required.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons. Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that during the year ended December 31, 2023, all reports applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner in accordance with Section 16(a) of the Exchange Act.

Item 11. Executive Compensation

Executive Officers and Directors

Our Sponsor, executive officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. Our independent directors review on a quarterly basis all payments that were made to our Sponsor, officers, directors or our or their affiliates.

Mr. Baranski receives compensation of approximately $100,000 on an annualized basis for his services as Chief Financial Officer and Secretary of the Company. See Part III, Item 13 “Certain Relationships and Related Transactions, and Director Independence.”

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our Ordinary Shares as of March 1, 2024 based on information obtained from the persons named below, with respect to the beneficial ownership of Ordinary Shares, by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding Ordinary Shares;

•	each of our executive officers and directors that beneficially owns our Ordinary Shares; and

•	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 7,089,996 shares of our Ordinary Shares, consisting of (i) 3,389,996 Class A Ordinary Shares and (ii) 3,700,000 Class B Ordinary Shares, issued and outstanding as of March 1, 2024. Voting power represents the combined voting power of Class A Ordinary Shares and Class B Ordinary Shares owned beneficially by such person. On all matters to be voted upon, the holders of the Class A Ordinary Shares and Class B Ordinary Shares vote together as a single class. Currently, all of the Class B Ordinary Shares are convertible into Class A Ordinary Shares on a one-for-one basis. The table below does not include the Class A Ordinary Shares underlying the Private Placement Warrants held or to be held by our officers or Sponsor because these securities are not exercisable within 60 days of this Report.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all Ordinary Shares beneficially owned by them.

	Class A Ordinary Shares		Class B Ordinary Shares		Approximate Percentage of Outstanding Ordinary Shares
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class
Global Technology Acquisition I Sponsor LP (our Sponsor)(2)(3)	1,300,000	38.3%	3,580,000	96.8%	68.8%
Arnau Porto Dolc(3)	—	—	—	—	—
Fabrice Grinda(3)	—	—	—	—	—
Aleksander Baranski(3)	—	—	—	—	—
Jeffery Weinstein(3)	—	—	—	—	—
Michael Zeisser(4)	—	—	—	—	—
Robert Perdue(4)	—	—	40,000	*	*
Gabriel Silva(4)	—	—	40,000	*	*
Juan Villalonga(4)	—	—	40,000	*	*
All directors and executive officers as a group (8 individuals)(2)	—	—	120,000	*	*
Other 5% Shareholders
Maverick Capital, Ltd.(5)	1,200,000	35.4%	—	—	16.9%

*	Less than 1%.
(1)	Unless otherwise noted, the business address of each of our shareholders is CO Services Cayman Limited, P.O. Box 10008 Willow House, Cricket Square, Grand Cayman, Cayman Islands, KY1-1001.
(2)

Interests shown consist of 3,580,000 Founder Shares, classified as Class B Ordinary Shares, and 1,300,000 Class A Ordinary Shares. The Founder Shares are convertible into Class A Ordinary Shares on a one-for-one basis, subject to adjustment pursuant to the anti-dilution provisions contained therein.

(3)

The shares reported in the table above are held in the name of our Sponsor. Global Technology Acquisition I Sponsor GP Ltd. is the general partner of our Sponsor and has voting and investment discretion with respect to the Ordinary Shares held of record by our Sponsor. Arnau Porto, Fabrice Grinda and Jeffery Weinstein are the directors of Global Technology Acquisition I Sponsor GP Ltd. Mr. Porto has two votes, and Mr. Grinda and Mr. Weinstein each have one vote. The approval of Mr. Porto and one other director is required to approve an action of Global Technology Acquisition I Sponsor GP Ltd. Under the so-called “rule of three,” if voting and dispositive decisions regarding an entity’s securities are made by two or more individuals, and a voting and dispositive decision requires the approval of a majority of those individuals, then none of the individuals is deemed a beneficial owner of the entity’s securities. This is the situation with regard to Global Technology Acquisition I Sponsor GP Ltd. Based upon the foregoing analysis, no individual director of Global Technology Acquisition I Sponsor GP Ltd. exercises voting or dispositive control over any of the securities held by Global Technology Acquisition I Sponsor GP Ltd. even those in which he or she directly holds a pecuniary interest. Accordingly, none of them will be deemed to have or share beneficial ownership of such shares. Arnau Porto, Fabrice Grinda and Jeffery Weinstein, individually and together with their controlled affiliates, including FJ Labs, along with Martial Eagle Fund LP and Martial Eagle Special Opportunities Fund I LP (each of Martial Eagle Fund LP and Martial Eagle Special Opportunities Fund I LP (together, “Martial Eagle”) is managed by Erez Kalir), collectively, own 82.6% of the interests of the Sponsor holding our Class B Ordinary Shares. Moreover, Arnau Porto, Fabrice Grinda and Jeffery Weinstein, individually and together with their controlled affiliates, including FJ Labs, collectively, own 73% of the interests of the Sponsor holding the Private Placement Warrants and have provided 36% of capital for the purchase of our Private Placement Warrants and Martial Eagle owns 12.7% of the interests of the Sponsor holding the Private Placement Warrants and have provided 38% of capital for the purchase of our Private Placement Warrants. Additionally, each of our officers, directors and strategic advisors is, directly or indirectly, a member of our Sponsor or have direct or indirect economic interests in our Sponsor, and each of them disclaims any beneficial ownership of any shares held by our Sponsor except to the extent of his or her ultimate pecuniary interest.

(4)

Each of our independent directors is, directly or indirectly, a member of our Sponsor or has direct or indirect economic interests in our Sponsor, and each of them disclaims any beneficial ownership of any shares held by our Sponsor except to the extent of his or her ultimate pecuniary interest.

(5)	According to a Schedule 13D/A filed on February 14, 2024 by Maverick Capital, Ltd. The business address for the reporting person is 1900 N. Pearl Street, 20th Floor, Dallas, Texas 75201.

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

On November 22, 2023, we issued 1,300,000 Class A Ordinary Shares to the Sponsor upon the conversion of an equal number of Class B Ordinary Shares.

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

Prior to the closing of our Initial Public Offering, our Sponsor loaned us $240,000 under an unsecured promissory note, which were used for a portion of the expenses of our Initial Public Offering. The loans were fully repaid upon the closing of our Initial Public Offering, and no amounts under the note were outstanding as of December 31, 2023.

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

On June 29, 2023, the Company entered into an unsecured promissory note (the “Note”) with the Sponsor, providing for an aggregate amount of loans up to $1,500,000 to fund the Company’s operating expenses. As of April 1, 2024, the Company has made two drawdowns in the amount of $250,000 on November 15, 2023 and $275,000 on January 16, 2024, respectively.

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

Effective November 27, 2022, the board of directors of the Company appointed Aleksander Baranski as Chief Financial Officer and Secretary of the Company. Prior to his appointment as Chief Financial Officer and Secretary, Mr. Baranski served as a paid consultant to the Company. Mr. Baranski is not a full-time employee and devotes time to the Company’s affairs on a part-time basis and receives compensation of approximately $100,000 on an annualized basis for his services. Mr. Baranski received compensation of approximately $116,000 (including a retention payment of approximately $16,000) and $9,300 for the years ended December 31, 2023 and 2022, respectively.

Other than the foregoing, no compensation of any kind, including finder’s and consulting fees, will be paid by us to our Sponsor, executive officers and directors, or their respective affiliates, for services rendered prior to or in connection with the completion of an initial Business Combination. However, our Sponsor may transfer certain of its Class B Ordinary Shares to our Directors or advisors, or their affiliates, in conjunction with our initial Business Combination in the event such parties bring specific target company, industry or market expertise, as well as insights or relationships that we believe are necessary in order to locate, assess, negotiate and consummate an initial Business Combination. In addition, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our Sponsor, officers, directors or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2023 and for the year ended December 31, 2022 totaled approximately $141,625 and $106,090, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards during the year ended December 31, 2023.

Tax Fees. We did not pay Marcum for tax planning and tax advice during the year ended December 31, 2023.

All Other Fees. We did not pay Marcum for other services during the year ended December 31, 2023.

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

PART IV
Item 15. Exhibits, Financial Statements and Financial Statement Schedules
(a) The following documents are filed as part of this Report:
(i) Financial Statements:

(ii) Financial Statement Schedules:
None.
(iii) Exhibits

Exhibit No.	Description

1.1	Underwriting Agreement by and among the Company, Citigroup Global Markets Inc. and Goldman Sachs & Co. LLC, as representatives of the several underwriters named therein. (3)

3.1	Second Amended and Restated Memorandum and Articles of Association. (5)

4.1	Specimen Unit Certificate. (2)

4.2	Specimen Class A Ordinary Share Certificate. (1)

4.3	Specimen Warrant Certificate. (1)

4.4	Warrant Agreement, dated October 20, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (3)

4.5	Description of Registrant’s Securities. (4)

10.1	Investment Management Trust Agreement, dated October 20, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (3)

10.2	Registration Rights Agreement, dated October 20, 2021, by and between the Company and the Sponsor. (3)

10.3	Private Placement Warrant Purchase Agreement, dated October 20, 2021, by and between the Company and the Sponsor. (3)

10.4	Promissory Note, dated February 10, 2021, issued to the Sponsor. (4)

10.5	Letter Agreement, dated October 20, 2021, by and among the Company, its officers, its directors and the Sponsor. (3)

10.6	Form of Indemnity Agreement between the Company and each of its directors and officers. (3)

10.7	Amended and Restated Securities Subscription Agreement, dated February 10, 2021, between the Company and the Sponsor. (1)

10.8	Administrative Services Agreement, dated October 20, 2021, by and between the Company and the Sponsor. (4)

14.1	Code of Conduct. (4)

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

Exhibit No.	Description

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350*

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350*

97	Policy Relating to Recovery of Erroneously Awarded Compensation*

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document*

101.LAB	Inline XBRL Taxonomy Label Linkbase Document*

101.PRE	Inline XBRL Definition Linkbase Document*

101.DEF	Inline XBRL Definition Linkbase Document*

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)*

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to the Company’s Form S-1, filed with the SEC on July 12, 2021.
(2)	Incorporated by reference to the Company’s Form S-1/A, filed with the SEC on October 4, 2021.
(3)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on October 25, 2021.
(4)	Incorporated by reference to the Company’s Form 10-K, filed with the SEC on March 16, 2022.
(5)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on April 20, 2023.
Item 16. Form
10-K
Summary
Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of
Global Technology Acquisition Corp. I
Opinion on the Financial Statements
We have audited the balance sheets of Global Technology Acquisition Corp. I (the “Company”) as of December 31, 2023 and 2022, the related statements of income, shareholders’ deficit and cash flows for each of the two years in the period ended December 31, 2023 and 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023 and 2022, in conformity with accounting principles generally accepted in the United States of America.
Explanatory Paragraph – Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company is a Special Purpose Acquisition Corporation that was formed for the purpose of completing a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities on or before April 25, 2024 or may extend the business combination deadline in two separate three month extensions through October 25, 2024 assuming the Company satisfies certain conditions. There is no assurance that the Company will obtain the necessary approvals or raise the additional capital it needs to fund its business operations and complete any business combination prior to April 25, 2024, if at all. The Company also has no approved plan in place to extend the business combination deadline beyond April 25, 2024 and lacks the capital resources needed to fund operations and complete any business combination, even if the deadline to complete a business combination is extended to a later date. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit
s
. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit
s
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
s
also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP
Marcum LLP
We have served as the Company’s auditor since 2021.
New York, NY
April 1, 2024

F-1

GLOBAL TECHNOLOGY ACQUISITION CORP. I
BALANCE SHEETS

	December 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$14,000	$744,000
Prepaid expenses	65,000	167,000

Total current assets	79,000	911,000
Non-current asset – Investments held in Trust Account	22,890,000	206,946,000

Total assets	$22,969,000	$207,857,000

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	21,000	73,000
Accrued liabilities	76,000	19,000
Notes payable to related party	250,000	—

Total current liabilities	347,000	92,000
Other liabilities:
Warrant liabilities	615,000	615,000
Deferred underwriting compensation	3,675,000	3,675,000

Total liabilities	4,637,000	4,382,000
Commitments and Contingencies (see Note 8)
Class A ordinary shares subject to possible redemption: 2,089,996 and 20,000,000 shares, respectively, at December 31, 2023 and 2022 (at $10.95 and $10.35 per share, respectively)	22,890,000	206,946,000

SHAREHOLDERS’ DEFICIT
Preferred shares, $0.0001 par value; 1,000,000 shares authorized, none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value, 200,000,000 authorized shares, 1,300,000 and 0 i ssued and outstanding (excluding 2,089,996 and 20,000,000 shares, respectively, subject to possible redemption) as of December 31, 2023 and 2022	—	—
Class B ordinary shares, $0.0001 par value, 20,000,000 authorized shares, 3,700,000 and 5,000,000 shares, respectively, issued and outstanding, at December 31, 2023 and 2022	—	1,000
Additional paid-in-capital	—	—
Accumulated deficit	(4,558,000)	(3,472,000)

Total shareholders’ deficit	(4,558,000)	(3,471,000)

Total liabilities and shareholders’ deficit	$22,969,000	$207,857,000

See accompanying notes to financial statements

F-
2

GLOBAL TECHNOLOGY ACQUISITION CORP. I
STATEMENTS OF INCOME

	For the year ended December 31, 2023	For the year ended December 3 1 , 2022
General and administrative expenses	$1,087,000	$690,000

Loss from operations	(1,087,000)	(690,000)
Other income:
Interest income on Trust Account	3,419,000	2,942,000
Change in fair value of warrant liability	—	10,455,000

Total other income	3,419,000	13,397,000

Net income	$2,332,000	$12,707,000

Weighted average Class A ordinary shares outstanding - basic and diluted	7,332,000	20,000,000

Net income per Class A ordinary share – basic and diluted	$0.19	$0.51

Weighted average Class B ordinary shares outstanding – basic and diluted	4,861,000	5,000,000

Net income per Class B ordinary share – basic and diluted	$0.19	$0.51

See accompanying notes to financial statements

F-
3

GLOBAL TECHNOLOGY ACQUISITION CORP. I
STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
For the year ended December
 31, 2023
:

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance, December 31, 2022	—	$—	5,000,000	$1,000	$—	$(3,472,000)	$(3,471,000)
Conversion of Class B ordinary shares into Class A ordinary shares	1,300,000	—	(1,300,000)	(1,000)	—	1,000	—
Remeasurement of Class A ordinary shares subject to redemption	—	—	—	—	—	(3,419,000)	(3,419,000)
Net income	—	—	—	—	—	2,332,000	2,332,000

Balance, December 31, 2023	1,300,000	$—	3,700,000	$—	$—	$(4,558,000)	$(4,558,000)

For the year ended December
 31, 2022
:

	Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount
Balance, December 31, 2021	5,000,000	$1,000	$—	$(16,558,000)	$(16,557,000)
Remeasurement of Class A ordinary shares subject to redemption	—	—	—	(2,946,000)	(2,946,000)
Reduction in deferred underwriters’ commission	—	—	—	3,325,000	3,325,000
Net income	—	—	—	12,707,000	12,707,000

Balance, December 31, 2022	5,000,000	$1,000	$—	$(3,472,000)	$(3,471,000)

See accompanying notes to financial statements

F-
4

GLOBAL TECHNOLOGY ACQUISITION CORP. I
STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2023	For the year ended December 31, 2022
Cash flows from operating activities:
Net income	$2,332,000	$12,707,000
Adjustments to reconcile net income to net cash used in operating activities:
Income from cash and investments held in Trust Account	(3,419,000)	(2,942,000)
Change in fair value of warrant liability	—	(10,455,000)
Changes in operating assets and liabilities:
Decrease in prepaid expenses	102,000	242,000
(Decrease) increase in accounts payable	(52,000)	33,000
Increase (decrease) in accrued liabilities and other	57,000	(60,000)

Net cash used in operating activities	(980,000)	(475,000)

Cash flows from investing activities:
Cash withdrawn from Trust Account	187,475,000	—

Net cash provided by investing activities	187,475,000	—

Cash flows from financing activities:
Redemption of 17,910,004 Class A ordinary shares	(187,475,000)	—
Payment of deferred offering costs	—	(107,000)
Note payable to related party	250,000	—

Net cash used in financing activities	(187,225,000)	(107,000)

Net change in cash	(730,000)	(582,000)
Cash and cash equivalents at beginning of period	744,000	1,326,000

Cash and cash equivalents at end of period	$14,000	$744,000

Supplemental disclosure of non-cash financing activities:
Reduction in deferred underwriting compensation	$—	$(3,325,000)
Remeasurement of carrying value to redemption value of Class A ordinary shares subject to redemption	$3,419,000	$2,942,000

See accompanying notes to financial statements

F-
5

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
At December 31, 2023, the Company had not commenced any operations. All activity for the period from February 9, 2021 (inception) to December 31, 2023 relates to the Company’s formation and the initial public offering (“Public Offering”) described below and, subsequent to the Public Offering, identifying and completing an initial Business Combination. The Company will not generate any operating revenues until after completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income on investments and cash and cash equivalents from the proceeds derived from the Public Offering.
Sponsor and Public Offering:
The Company’s sponsor is Global Technology Acquisition I Sponsor LP, an exempted limited liability partnership registered in the Cayman Islands (the “Sponsor”). The Company intends to finance a Business Combination with proceeds from the $200,000,000 Public Offering (Note 3) and a $10,500,000 private placement (the “Private Placement”) (Note 4), net of expenses of the offering and working capital to be available to the Company as well as subsequent redemptions of shares by shareholders (see below). Upon the closing of the Public Offering and the Private Placement on October 25, 2021, $204,000,000 was deposited in a trust account (the “Trust Account”) and as described further below, on April 14, 2023 a total of 167 Class A ordinary share shareholders elected to redeem an aggregate of 17,910,004 Class A ordinary shares, representing approximately 89.6% of the Class A ordinary shares then issued and outstanding, for an aggregate of approximately $187,475,000 in cash, which was paid on or around April 21, 2023. Accordingly, approximately $22,890,000 remained in the Trust Account as of December 31, 2023.
Extension of Time to Complete Business Combination, Related Redemptions of Class A Ordinary Shares and Related Matters:
On April 14, 2023, the Company held an extraordinary general meeting of shareholders (the “Extraordinary General Meeting”), at which holders of 21,033,957 Ordinary Shares were present in person or by proxy (the “Voting Shareholders”), representing approximately 84.1% of the voting power of the 25,000,000 issued and outstanding Ordinary Shares entitled to vote at the Extraordinary General Meeting at the close of business on March 7, 2023, which was the record date (the “Record Date”) for the Extraordinary General Meeting.
At the Extraordinary General Meeting, the Voting Shareholders approved, by special resolution, a proposal to amend and restate the Company’s amended and restated memorandum and articles of association to extend the date by which the Company must (1) consummate an initial Business Combination, (2) cease its operations except for the purpose of winding up if it fails to complete an initial Business Combination, and (3) redeem all of the Class A ordinary shares, included as part of the Units sold in the Public Offering, from April 25, 2023 to April 25, 2024 or to October 25, 2024 at the election of the Company in two separate three-month
extensions, in April 2024 and July 2024, subject to satisfaction of certain conditions, including the deposit by the Sponsor of $0.10 per Unit in each case (or up to approximately $209,000 after giving effect to the Company’s shareholders’ redemptions made in connection with the foregoing proposal) for each three-month
extension, into the Trust Account (the “Extension” and such proposal, the “Extension Proposal”). On April 14, 2023, to effectuate the Extension, the Company filed with the Cayman Islands Registrar of Companies the Second Amended and Restated Memorandum and Articles of Association of the Company (the “Second Amended and Restated Memorandum and Articles of Association”).

F-
6

In connection with the Extension, a total of 167 Class A ordinary share shareholders elected to redeem an aggregate of 17,910,004 Class A ordinary shares, representing approximately 89.6% of the Class A ordinary shares then issued and outstanding, for an aggregate of approximately $187,475,000 in cash, which was paid on or around April 21, 2023.
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

F-
7

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
Risks and Uncertainties:
Ongoing Conflicts — The impact of ongoing and evolving military conflicts, including for example between Russia and Ukraine and Israel and Gaza, including sanctions and countermeasures, on domestic and global economic and geopolitical conditions in general is not determinable as of the date of these financial statements.
Nasdaq Listing: On June 28, 2023, the Company received a written notice (the “First Notice”) from the Listing Qualifications Department (the “Nasdaq Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that, for 30 consecutive business days, the Company’s Market Value of Listed Securities (“MVLS”) was below the minimum of $50 million required for continued listing on the Nasdaq Global Market pursuant to Nasdaq Listing Rule 5450(b)(2)(A) (the “Market Value Standard”). The Nasdaq Staff also noted that the Company does not meet the requirements under Nasdaq Listing Rules 5450(b)(1)(A) (Equity Standard) and 5450(b)(3)(A) (Total Assets/Total Revenue Standard). On October 9, 2023, the Company received notice from the Nasdaq Staff notifying the Company that the Company was not in compliance with Nasdaq Listing Rule 5450(a)(2), which requires the Company to maintain a minimum of 400 public holders for continued listing on the Nasdaq Global Market (the “Global Market Minimum Public Holders Rule”).

F-
8

On November 22, 2023, the Company issued
 1,300,000
Class A Ordinary Shares to the Sponsor upon the conversion of an equal number of Class B Ordinary Shares. The 1,300,000 shares of Class A Ordinary Shares issued in connection with the Conversion are subject to the same restrictions as applied to the shares of Class B Ordinary Shares before the Conversion, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial business combination, as described in the prospectus for the Company’s initial public offering. For the avoidance of doubt, such Class A Ordinary Shares issued in connection with the Conversion do not have any redemption rights and are not entitled to liquidating distributions from the trust account if the Company does not consummate an initial business combination.
Following the Conversion, there are

3,389,996

shares of Class A Ordinary
 Shares issued and outstanding and 3,700,000 Class B Ordinary Shares issued and outstanding. As a result of the Conversion, the Sponsor holds approximately 38.35% of the outstanding Class A Ordinary Shares.

On November 24, 2023, the Company submitted its application to transfer the listing of its Class A Ordinary Shares, Units and public warrants from the Nasdaq Global Market to the Nasdaq Capital Market.
On November 24, 2023, the Company submitted evidence to the Nasdaq Staff that it is in compliance (the “Plan”) with Nasdaq Listing Rule 5550(b)(2), which requires the Company to maintain a Market Value of Listed Securities of at least $35 million (the “Capital Market MVLS Standard”), and Nasdaq Listing Rule 5550(a)(3), which requires the Company maintain a minimum of 300 public holders (the “Capital Market Minimum Public Holders Rule”). The Company further noted to the Nasdaq Staff that, as a result of its application to transfer the listing of its Class A Ordinary Shares, Units and public warrants from the Nasdaq Global Market to the Nasdaq Capital Market it intends to comply with the Capital Market MVLS Standard and the Capital Market Minimum Public Holders Rule instead of the Global Market Minimum Public Holders Rule and the Global Market MVLS Standard.
On January 9, 2024, the Nasdaq Staff approved the Company’s application to transfer the listing of the Class A Ordinary Shares, the Units and the public warrants from the Nasdaq Global Market to the Nasdaq Capital Market. The Class A Ordinary Shares, the Units and public warrants were transferred to the Nasdaq Capital Market at the opening of business on January 16, 2024 and continue to trade under the symbols “GTAC,” “GTACU” and “GTACW,” respectively.
T
he Company received a written notice from the Nasdaq Staff notifying the Company that, based on the materials submitted by the Company in connection with the Plan and the application to transfer the listing of the Class A Ordinary Shares, Units and public warrants from the Nasdaq Global Market to the Nasdaq Capital Market, the deficiencies cited in the First Notice and the Second Notice were cured.
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
three-month
extension).
Further, as shown in the accompanying

financial statements, the Company had approximately $14,000 in cash and cash equivalents at December 31, 2023 and negative cash flows from operations of approximately $980,000 for the year ended December 31, 2023. The Company also has credit available from its Sponsor of up to $1,500,000 in working capital loans (including $250,000 of which was drawn down and outstanding at December 31, 2023) as described in Note 5. If the Company were to extend the April 25, 2024 date to October 25, 2024, the Company would have to make extension payments aggregating approximately $418,000 for two three-month extensions. The Company may not have sufficient funds, or funds available, at December 31, 2023 to enable it to sustain operations for a period of at least one year after the issuance date of these financial statements.

F-
9

Management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date these financial statements are released. The Company intends to address this by completing a Business Combination within the proscribed timeframe, however there is no assurance that this can be done. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
At December 31, 2023 and 2022, the Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata among the two classes of shares. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average number of ordinary shares outstanding during the respective period.
The following table reflects the net income per share after allocating income between the shares based on outstanding shares.

F-
10

	For the year ended December 31, 2023		For the year ended December 31, 2022
	Class A	Class B	Class A	Class B
Numerator:
Allocation of income – basic and diluted	$1,402,000	$930,000	$10,166,000	$2,541,000
Denominator:
Basic and diluted weighted average ordinary shares outstanding	7,332,000	4,861,000	20,000,000	5,000,000
Basic and diluted net income per ordinary share	$0.19	$0.19	$0.51	$0.51

Cash and Investments held in Trust Account:
The Company complies with FASB ASC 820, “Fair Value Measurements,” for its financial assets and liabilities that are re-measured
and reported at fair value at each reporting period, and
non-financial
assets and liabilities that are
re-measured
and reported at fair value at least annually.
Upon the closing of the Public Offering and the Private Placement, a total of $204,000,000 was deposited into the Trust Account and, on April 14, 2023, a total of 167 Class A ordinary share shareholders elected to redeem an aggregate of 17,910,004 Class A ordinary shares, representing approximately 89.55% of the Class A ordinary shares then issued and outstanding, for an aggregate of approximately $187,475,000 in cash, which was paid on or around April 21, 2023. Accordingly, approximately $22,890,000 remained in the Trust Account as of December 31, 2023. The proceeds in the Trust Account may be invested in either cash, U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule
2a-7
under the Investment Company Act of 1940, as amended, and that invest solely in U.S. government treasury obligations. At December 31, 2023 the Trust Account held cash and at December 31, 2022 the Trust account was invested in money market funds.
The Company classifies its U.S. government treasury bills and equivalent securities, when it has them, as held-to-maturity
in accordance with FASB ASC 320, “Investments
-
Debt and Equity Securities.”
Held-to-maturity
securities are those securities which the Company has the ability and intent to hold until maturity.
Held-to-maturity
U.S. government treasury bills are recorded at amortized cost on the balance sheets and adjusted for the amortization of discounts.
Cash and cash equivalents:
The Company considers all highly liquid instruments with maturities of one year or less when acquired to be cash equivalents. At December 31, 2023, cash and cash equivalents totaled approximately $14,000. At December 31, 2022, the $744,000 in cash and cash equivalents consisted entirely of cash deposits.
Concentration of Credit Risk:
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which at times, may exceed the Federal depository insurance coverage of $250,000. Any loss incurred or lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of
i
n
come
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

F-1
1

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
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed as of December 31, 2023, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the Public Warrant and the Private Placement Warrant (as defined below) liabilities.
Offering Costs:
The Company complies with the requirements of the FASB ASC
340-10-S99-1
and SEC Staff Accounting Bulletin (SAB) Topic 5A— “Expenses of Offering.” Costs incurred in connection with preparation for the Public Offering were approximately $11,725,000 including approximately $725,000 of Company costs together with $11,000,000 of underwriters’ discount. Such costs have been allocated to Class A ordinary shares subject to redemption ($11,234,000) and warrant liability ($491,000), based on their relative values, and charged to Class A ordinary shares subject to redemption or expense (in the case of the portion allocated to warrant liability) upon completion of the Public Offering. The Company retained an independent financial advisor in connection with the Public Offering and paid an agreed amount of $175,000 that was included in offering costs, net of full reimbursement by the underwriters.
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
in cash, which was paid on or around April 21, 2023. As such, there remain 2,089,996 Class A ordinary shares outstanding as of December 31, 2023, all of which are subject to redemption. After the conversion of 1,300,000 Class B Ordinary shares to Class A Ordinary shares, there remain 3,389,996 Class A Ordinary shares outstanding at December 31, 2023,
 2,089,996
of which are subject to redemption.

F-1
2

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
The Company recognizes changes immediately as they occur and adjusts the carrying value of the securities at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Class A ordinary shares are affected by adjustments to additional paid-in
capital. Accordingly, at December 31, 2023 and December 31, 2022, respectively, 2,089,996 of the 3,389,996 Class A ordinary shares and 20,000,000 of the 20,000,000 Class A ordinary shares were classified outside of permanent equity, respectively. Class A ordinary shares subject to redemption consist of:

	Dollars .	Shares
Gross proceeds of Public Offering	$200,000,000	20,000,000
Less: Proceeds allocated to Public Warrants	(7,900,000)	—
Offering costs	(11,234,000)	—
Plus: Remeasurement of carrying value to redemption value at Public Offering date	23,134,000	—

Subtotal at the date of the Public Offering and at December 31, 2021	204,000,000	20,000,000
Plus: Remeasurement of carrying value to redemption value at December 31, 2022	2,946,000	—

Subtotal at December 31, 2022	206,946,000	20,000,000
Less: Payments to shareholders who elected to redeem 17,910,004 Class A ordinary shares in connection with the Extension (as defined below) on or around April 21, 2023	(187,475,000)	(17,910,004)

Plus: Remeasurement of carrying value to redemption value at December 31, 2023	3,419,000	—

Class A ordinary shares subject to redemption at December 31, 2023	$22,890,000	2,089,996

Income Taxes:
FASB ASC 740 “Income Taxes” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2023 and December 31, 2022. The Company recognizes interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The Company is considered an exempted Cayman Islands company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.
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

F-1
3

Derivative Financial Instruments:
The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with FASB ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value upon issuance, and the liability is then re-valued
at each reporting date, as determined by the Company based upon a valuation report obtained from its independent third-party
valuation firm, with changes in the fair value reported in the statements of income. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheets as current or non-current
based on whether or not
net-cash
settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Company’s warrant liability is a derivative financial instrument – see Note 5.
Recent Accounting Pronouncements:
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company’s management does not believe the adoption of ASU 2023-09 will have a material impact on its consolidated financial statements and disclosures.
Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.
Subsequent Events:
The Company evaluated subsequent events and transactions that occurred after the date of the balance sheet through the date that the financial statements were issued. All such events that would require adjustment or disclosure have been so disclosed in the financial statements.
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
On October 3, 2022, one of the underwriters in the Company’s October 25, 2021 Public Offering agreed to forfeit their 47.5% interest in the deferred underwriting compensation of $7,000,000. As such, in October 2022, $3,325,000 was reduced from the deferred underwriting compensation liability and from accumulated deficit. At December 31, 2023 and December 31, 2022, the amount outstanding in the Trust Account was approximately, $22,890,000 and $206,946,000, respectively.
Note 4—Trust Account and Fair Value Measurement
In March 2023, the Trust Account’s investment in money market funds was transferred to cash and as such, at December 31, 2023 the proceeds of the Trust Account were invested in cash. At December 31, 2022, the proceeds of the Trust Account were invested primarily in money market funds meeting certain conditions described in Note 1—Description of Organization, Business Operations and Liquidity—The Trust Account above.

F-1
4

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

F-1
5

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
Related Party Loans:
In February 2021, the Sponsor agreed to loan the Company an aggregate of $300,000 by drawdowns of not less than $10,000 each against the issuance of an unsecured promissory note (the “Initial Note”) to cover expenses related to the Public Offering. The Initial Note was non-interest
bearing and payable on the earlier of December 31, 2021 or the completion of the Public Offering. The Company borrowed a total of $240,000 under the Initial Note prior to October 25, 2021. Upon the closing of the Public Offering on October 25, 2021, the Initial Note was repaid in full and there was no amount outstanding at December 31, 2023 or December 31, 2022.
Working Capital Loans:
If the Sponsor, an affiliate of the Sponsor or certain of the Company’s officers and directors make any working capital loans, up to $1,500,000 of such loans may be converted into warrants, at the price of $1.00 per warrant, at the option of the lender. Such warrants would be identical to the Private Placement Warrants.
On June 29, 2023, the Company entered into an unsecured
convertible
promissory note (the “Note”) with the Sponsor, providing for an aggregate amount of loans up to $1,500,000 to fund the Company’s operating expenses. During November 2023, the Company borrowed $250,000 under the Note and such amount remains outstanding at December 31, 2023.

F-1
6

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
The terms of the Working Capital Warrants, if any, would be identical to the terms of the Private Placement Warrants. The Note is subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the Note, and all other sums payable with regard to the Note becoming immediately due and payable. The option to convert the working capital loans into warrants qualifies as an embedded derivative under ASC 815 and is required to be recognized at fair value with subsequent changes in fair value recognized in the Company’s statements of income each reporting period until the loan is repaid or converted. As of December 31, 2023, the fair value of this conversion option was not material, and therefore the Note is held at cost of $250,000 in the Company’s balance sheet.
Administrative Services Agreement:
The Company has agreed to pay $10,000 a month to the Sponsor under an Administrative Services Agreement for the services to be provided by one or more investment professionals, creation and maintenance of the Company’s website, and miscellaneous additional services. Services commenced on October 21, 2021, the date the Company’s securities were first listed on the NASDAQ Global Market and will terminate upon the earlier of the consummation by the Company of an initial Business Combination or the liquidation of the Company. The Company charged $120,000 to operations in the year ended December 31, 2023 and 2022, under this agreement. There were approximately $30,000 and $0, respectively, included in accrued liabilities at December 31, 2023 and December 31, 2022.
Note 5—Related Party Transactions
Effective November 27, 2022, the Board of Directors of the Company appointed its current Chief Financial Officer and Secretary (“CFO”). Prior to his appointment as CFO, the CFO served as a paid consultant to the Company. The CFO is not a full-time employee and devotes time to the Company’s affairs on a part-time basis under a consulting agreement with the Company calling for compensation of approximately $100,000 per year. An aggregate of approximately $116,000

(including a retention payment of approximately $16,000)

and $
9,300
, respectively, was charged to operations for the year ended December 31, 2023 and 2022 for his services since his appointment as CFO.
Note 6—Warrant liabilities
At December 31, 2023 and December 31, 2022, the Company had a total of 20,500,000 warrants outstanding, including 10,000,000 Public Warrants and 10,500,000 Private Placement Warrants.
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
The following table presents information about the Company’s warrant liabilities that are measured at fair value on a recurring basis at December 31, 2023 and 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	December 31, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Warrant Liabilities:
Public Warrants	$300,000	$—	$300,000	$—
Private Placement Warrants	$315,000	$—	$315,000	$—

Warrant liabilities at December 31, 2023	$615,000	$—	$615,000	$—

F-1
7

Description	December 31, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Warrant Liabilities:
Public Warrants	$300,000	$300,000	$—	$—
Private Placement Warrants	$315,000	$—	$315,000	$—

Warrant liabilities at December 31, 2022	$615,000	$300,000	$315,000	$—

At December 31, 2022, the Company valued its Public Warrants based on publicly observable inputs (Level 1 inputs) from the trading in the Public Warrants in an active market ($0.03 per warrant). During the year ended December 31, 2023, the trading in the Company’s warrants became less active. During 2023 (at June 30, 2023) the Company transferred the Public Warrants from Level 1 to Level 2 (significant other observable inputs) using the public trading price
($0.03
per warrant at December 31, 2023) as a guide. Since the Private Placement Warrants are substantially similar to the Public Warrants but do not trade, the Company valued them based on the value of the Public Warrants (significant other observable inputs – Level 2). The Company is required to record the warrants at fair value at each reporting period, with changes in fair value recognized in the statements of income. Transfers between Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs.
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
In connection with the Extension, a total of 167 Class A Ordinary Share shareholders elected to redeem an aggregate of 17,910,004 Class A Ordinary Shares, representing approximately 89.6% of the Class A Ordinary Shares then issued and outstanding, for an aggregate of approximately $187,475,000 in cash, which was paid on or around April 21, 2023.
On November 22, 2023 the Company issued an aggregate of 1,300,000 shares of its Class A Ordinary Shares to the Sponsor upon the conversion of an equal number of shares of Class B Ordinary Shares of the Company (the “Conversion”). The 1,300,000 shares of Class A Ordinary Shares issued in connection with the Conversion are subject to the same restrictions as applied to the shares of Class B Ordinary Shares before the Conversion, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial business combination and such shares are not entitled to liquidating distributions from the trust account if the Company does not consummate an initial business combination.
At December 31, 2023 and 2022 there were 3,700,000 and 5,000,000, respectively, Class B Ordinary Shares issued and outstanding and 1,300,000 and 0, respectively, Class A Ordinary shares issued
and
outstanding (excluding 2,089,996 and 20,000,000 shares, respectively, subject to possible redemption) as of December 31, 2023 and December 31, 2022.

F-1
8

Preferred Shares:
The Company is authorized to issue 1,000,000 preferred shares, par value $0.0001, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2023 and December 31, 2022, there were no preferred shares issued or outstanding.
Note 8—Commitments and Contingencies
Registration Rights:
The Company’s initial shareholders are, and the holders of the Private Placement Warrants will be, entitled to registration rights, as described in Note 4, pursuant to a registration and shareholder rights agreement signed in connection with the Public Offering.
Deferred Underwriting Compensation:
As discussed further in Note 3 - Public Offering, the Company incurred and recorded a deferred underwriting fee of $7,000,000, of which $3,325,000 has been forfeited by one underwriter. The remaining amount, $3,675,000 will be payable upon the closing of a business combination.

F-1
9

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 1, 2024	Global Technology Acquisition Corp. I

	By:	/s/ Arnau Porto Dolc
	Name:	Arnau Porto Dolc
	Title:	Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date
/s/ Arnau Porto Dolc	Chief Executive Officer and Director	April 1, 2024
Arnau Porto Dolc	(Principal Executive Officer)

/s/ Aleksander Baranski	Chief Financial Officer and Secretary	April 1, 2024
Aleksander Baranski	(Principal Financial and Accounting Officer)

/s/ Fabrice Grinda	Executive Chairman and Director	April 1, 2024
Fabrice Grinda

/s/ Michael Zeisser	Director	April 1, 2024
Michael Zeisser

/s/ Robert Perdue	Director	April 1, 2024
Robert Perdue

/s/ Gabriel Silva	Director	April 1, 2024
Gabriel Silva

/s/ Juan Villalonga	Director	April 1, 2024
Juan Villalonga