Form 10-Q
period 2024-03-31
Global Technology Acquisition Corp. I
filed 2024-05-15
CIK 1848821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

GLOBAL TECHNOLOGY ACQUISITION CORP. I

(Exact name of registrant as specified in its charter)

Cayman Islands	001-40948	66-0969672
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(IRS Employer Identification No.)

195 US Hwy 50, Suite 309, Zephyr Cove, Nevada	89488
(Address Of Principal Executive Offices)	(Zip Code)

307-203-7980

Registrant’s telephone number, including area code

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

As of May 15, 2024, 3,389,996 Class A ordinary shares, par value $0.0001 per share, and 3,700,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

GLOBAL TECHNOLOGY ACQUISITION CORP. I

Form 10-Q

For the Quarter Ended March 31, 2024

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

GLOBAL TECHNOLOGY ACQUISITION CORP. I

CONDENSED BALANCE SHEETS

	March 31, 2024	December 31, 2023
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$94,000	$14,000
Prepaid expenses	73,000	65,000
Total current assets	167,000	79,000
Non-current asset – Cash held in Trust Account	23,151,000	22,890,000
Total assets	$23,318,000	$22,969,000
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	50,000	21,000
Accrued liabilities	121,000	76,000
Notes payable to related party	525,000	250,000
Total current liabilities	696,000	347,000
Other liabilities:
Warrant liabilities	615,000	615,000
Deferred underwriting compensation	3,675,000	3,675,000
Total liabilities	4,986,000	4,637,000
Commitments and Contingencies (see Note 8)
Class A ordinary shares subject to possible redemption: 2,089,996 shares, at March 31, 2024 and December 31, 2023 (at $11.08 and $10.95 per share, respectively)	23,151,000	22,890,000
SHAREHOLDERS’ DEFICIT
Preferred shares, $0.0001 par value; 1,000,000 shares authorized, none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value, 200,000,000 authorized shares, 1,300,000 issued and outstanding excluding 2,089,996 shares subject to possible redemption at each date as of March 31, 2024 and December 31, 2023	—	—
Class B ordinary shares, $0.0001 par value, 20,000,000 authorized shares, 3,700,000 shares issued and outstanding, at March 31, 2024 and December 31, 2023	—	—
Additional paid-in-capital	—	—
Accumulated deficit	(4,819,000)	(4,558,000)
Total shareholders’ deficit	(4,819,000)	(4,558,000)
Total liabilities and shareholders’ deficit	$23,318,000	$22,969,000

See accompanying notes to unaudited condensed financial statements

GLOBAL TECHNOLOGY ACQUISITION CORP. I

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended March 31,
	2024	2023
General and administrative expenses	$263,000	$197,000
Loss from operations	(263,000)	(197,000)
Other income:
Interest income (including approximately $261,000 and $2,180,000, respectively, related to the Trust Account)	263,000	2,180,000
Change in fair value of warrant liability	—	(1,435,000)
Total other income	263,000	745,000
Net income	$-	$548,000
Weighted average Class A ordinary shares outstanding -basic and diluted	3,390,000	20,000,000
Net income per Class A ordinary share – basic and diluted	$0.00	$0.02
Weighted average Class B ordinary shares outstanding – basic and diluted	3,700,000	5,000,000
Net income per Class B ordinary share – basic and diluted	$0.00	$0.02

See accompanying notes to unaudited condensed financial statements

GLOBAL TECHNOLOGY ACQUISITION CORP. I

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

For the three months ended March 31, 2024:

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2023	1,300,000	$—	3,700,000	$—	$—	$(4,558,000)	$(4,558,000)
Remeasurement of Class A ordinary shares subject to redemption	—	—	—	—	—	(261,000)	(261,000)
Net income	—	—	—	—	—	-	-
Balance, March 31, 2024 (unaudited)	1,300,000	$—	3,700,000	$—	$—	$(4,819,000)	$(4,819,000)

For the three months ended March 31, 2023:

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2022	—	$—	5,000,000	$1,000	$—	$(3,472,000)	$(3,471,000)
Remeasurement of Class A ordinary shares subject to redemption	—	—	—	—	—	(2,180,000)	(2,180,000)
Net income	—	—	—	—	—	548,000	548,000
Balance, March 31, 2023 (unaudited)	—	$—	5,000,000	$1,000	$—	$(5,104,000)	$(5,103,000)

See accompanying notes to unaudited condensed financial statements

GLOBAL TECHNOLOGY ACQUISITION CORP. I

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the three months ended March 31,
	2024	2023

Cash flows from operating activities:
Net income (loss)	$—	$548,000
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Income from cash and investments held in Trust Account	(261,000)	(2,180,000)
Change in fair value of warrant liability	—	1,435,000
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	(8,000)	4,000
Increase (decrease) in accounts payable	29,000	(69,000)
Increase in accrued liabilities and other	45,000	17,000
Net cash used in operating activities	(195,000)	(245,000)
Cash flows from financing activities:
Cash received from notes payable to related party	275,000	—
Net cash provided by financing activities	275,000	—
Net change in cash	80,000	(245,000)
Cash and cash equivalents at beginning of period	14,000	744,000
Cash and cash equivalents at end of period	$94,000	$499,000
Supplemental disclosure of non-cash financing activities:
Remeasurement of carrying value to redemption value of Class A ordinary shares subject to redemption	$261,000	$2,180,000

See accompanying notes to unaudited condensed financial statements

GLOBAL TECHNOLOGY ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1—Description of Organization, Business Operations and Liquidity, Including Subsequent Event

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

At March 31, 2024, the Company had not commenced any operations. All activity for the period from February 9, 2021 (inception) to March 31, 2024 relates to the Company’s formation and the initial public offering (“Public Offering”) described below and, subsequent to the Public Offering, identifying and completing an initial Business Combination. The Company will not generate any operating revenues until after completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments and cash and cash equivalents from the proceeds derived from the Public Offering.

Sponsor and Public Offering:

The Company’s sponsor was originally Global Technology Acquisition I Sponsor LP, an exempted limited liability partnership registered in the Cayman Islands (the “Former Sponsor”). The Company intends to finance a Business Combination with proceeds from the $200,000,000 Public Offering (Note 3) and a $10,500,000 private placement (the “Private Placement”) (Note 5), net of expenses of the offering and working capital to be available to the Company as well as subsequent redemptions of shares by shareholders (see below). Upon the closing of the Public Offering and the Private Placement on October 25, 2021, $204,000,000 was deposited in a trust account (the “Trust Account”) and as described further below, on April 14, 2023 a total of 167 Class A ordinary shareholders elected to redeem an aggregate of 17,910,004 Class A Ordinary Shares, par value $0.0001 per share, representing approximately 89.6% of the Class A Ordinary Shares then issued and outstanding, for an aggregate of approximately $187,475,000 in cash, which was paid on or around April 21, 2023. Accordingly, approximately $23,151,000 remained in the Trust Account as of March 31, 2024.

As discussed further below and in Note 9 – Subsequent Events, subsequent to March 31, 2024, on April 19, 2024, the Company, the Former Sponsor and HCG Opportunity II, LLC (the “New Sponsor,” together with the Former Sponsor, the “Sponsors”) entered into a securities purchase agreement that resulted in a change in control of the Company.

Subsequent Events – Change in Control of the Company and the Sponsor, New Working Capital Notes, Extension of Time to Complete Business Combination and Related Matters:

As discussed further in Note 9 – Subsequent Events, subsequent to March 31, 2024 in April 2024, the Company, the Former Sponsor and the New Sponsor entered into several transactions as follows:

Purchase Agreement and Change in Control - Subsequent to March 31, 2024, on April 19, 2024, the Company, the Former Sponsor and the New Sponsor entered into a securities purchase agreement (the “Purchase Agreement”). Pursuant to the Purchase Agreement among other things: (i) the New Sponsor acquired 3,500,000 of the outstanding 3,700,000 Class B ordinary shares, par value $0.0001 per share (the “Class B Ordinary Shares”), of the Company and 7,350,000 of the 10,500,000 Private Placement Warrants (as defined herein) of the Company from the Former Sponsor, (ii) the New Sponsor agreed to cause the Company to pay $250,000 in cash consideration upon closing of the Company’s initial business combination at the Former Sponsor’s direction to entities or accounts as directed by the Former Sponsor; (iii) the New Sponsor entered into a joinder to the Company’s existing Registration Rights Agreement, dated October 20, 2021; and (iv) the Former Sponsor assigned the existing Administrative Services Agreement, dated October 20, 2021 with the Company to the New Sponsor.

On April 19 2024, all of the members of the Board of Directors and officers of the Company resigned and the following persons were appointed to the following positions: (i) Thomas D. Hennessy - Chairman and Chief Executive Officer of the Company, (ii) Nicholas Geeza - Chief Financial Officer of the Company, and (iii) Joseph Beck, Garth Mitchell, Gloria Fu, Courtney Robinson and Javier Saade - independent directors of the Company.

On April 19, 2024, in connection with the Purchase Agreement the existing working capital loans payable to the Former Sponsor were terminated.

See Note 9 – Subsequent Events.

Promissory Note – Subsequent to March 31, 2024, on April 24, 2024, the Company issued an unsecured promissory note (the “Promissory Note”) to the New Sponsor, which provides for borrowings from time to time of up to an aggregate of $2,500,000 for working capital purposes and/or to finance additional deposits into the Trust Account as set forth in the Company’s Second Amended and Restated Memorandum and Articles of Association (the “Articles”). The Promissory Note and its terms are discussed further in Note 9 – Subsequent Events.

Extension of Time to Complete Initial Business Combination - Subsequent to March 31, 2024, on April 25, 2024, the Company borrowed $350,000 under the Promissory Note and deposited $209,000 into the Trust Account to fund the initial three-month extension of the Company’s termination date until July 25, 2024 pursuant to an existing automatic extension option that exists in the Company’s Articles.

The Trust Account:

The funds in the Trust Account are permitted to be invested only in cash or U.S. government treasury bills with a maturity of one hundred and eighty-five (185) days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 which invest only in direct U.S. government obligations. Funds will remain in the Trust Account until the earlier of (i) the consummation of its initial Business Combination or (ii) the distribution of the Trust Account as described below. The remaining funds outside the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisition targets and continuing general and administrative expenses.

On April 14, 2023, the Company’s shareholders approved the Articles which provide that, other than the withdrawal of interest to pay tax obligations, if any, less up to $100,000 interest to pay dissolution expenses, none of the funds held in trust will be released until the earliest of: (a) the completion of the initial Business Combination, (b) the redemption of any Class A Ordinary Shares included in the Units (as defined below) sold in the Public Offering (the “Public Shares”) properly submitted in connection with a shareholder vote to amend the Company’s Articles (i) to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete the initial Business Combination prior to April 25, 2024 (or up to October 25, 2024 in two separate three-month extensions subject to satisfaction of certain conditions, including the deposit of $0.10 per Unit in each case (or up to approximately $209,000 after giving effect to the Company’s shareholders’ redemptions) for each three-month extension (the “Extension”), into the Trust Account, or as extended by the Company’s shareholders in accordance with the Articles (the “Completion Window”)) or (ii) with respect to any other provision relating to shareholders’ rights or pre-Business Combination activity, and (c) the redemption of the Public Shares if the Company is unable to complete the initial Business Combination within the Completion Window. The proceeds deposited in the Trust Account could become subject to the claims of creditors, if any, which could have priority over the claims of the Company’s Class A Ordinary Shareholders.

Subsequent to March 31, 2024, on April 25, 2024, the Company deposited $209,000 into the Trust Account to fund the initial three-month extension of the Company’s termination date until July 25, 2024 pursuant to the existing automatic extension option, described above, that exists in the Articles. See also, Note 9 – Subsequent Events.

Also see below and Note 9 – Subsequent Events about a Business Combination and Merger Agreement entered into subsequent to March 31, 2024 on May 14, 2024.

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

As amended on April 14, 2023, the Company currently has until July 25, 2024, (or until October 25, 2024, at the election of the Company in a three-month extensions in July 2024, subject to satisfaction of certain conditions, including the deposit by the Company of $0.10 per Unit, in each case approximately $209,000, for each three-month extension, into the Trust Account ) to complete its initial Business Combination. If the Company does not complete a Business Combination within this period of time, it shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares for a per share pro rata portion of the Trust Account, including interest, but less taxes payable and amounts released to the Company for working capital (less up to $100,000 of such net interest to pay dissolution expenses) and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its creditors and remaining shareholders, as part of its plan of dissolution and liquidation. The initial shareholders have entered into letter agreements with us, pursuant to which they have waived their rights to participate in any redemption with respect to their initial shares; however, if the initial shareholders or any of the Company’s officers, directors or affiliates acquire Class A Ordinary Shares in or after the Public Offering, they will be entitled to a pro rata share of the Trust Account upon the Company’s redemption or liquidation in the event the Company does not complete a Business Combination within the Completion Window.

In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the price per Unit in the Public Offering.

Subsequent to March 31, 2024, on April 25, 2024, the Company deposited $209,000 into the Trust Account to fund the initial three-month extension of the Company’s termination date until July 25, 2024 pursuant to the existing automatic extension option, described above, that exists in the Articles. See also, Note 9 – Subsequent Events.

Risks and Uncertainties:

Ongoing Conflicts — The impact of ongoing and evolving military conflicts, including for example between Russia and Ukraine and Israel and Gaza, including sanctions and countermeasures, on domestic and global economic and geopolitical conditions in general is not determinable as of the date of these condensed financial statements.

Nasdaq Listing - On June 28, 2023, the Company received a written notice (the “First Notice”) from the Listing Qualifications Department (the “Nasdaq Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that, for 30 consecutive business days, the Company’s Market Value of Listed Securities (“MVLS”) was below the minimum of $50 million required for continued listing on the Nasdaq Global Market pursuant to Nasdaq Listing Rule 5450(b)(2)(A) (the “Market Value Standard”). The Nasdaq Staff also noted that the Company does not meet the requirements under Nasdaq Listing Rules 5450(b)(1)(A) (Equity Standard) and 5450(b)(3)(A) (Total Assets/Total Revenue Standard). On October 9, 2023, the Company received notice (the “Second Notice”) from the Nasdaq Staff notifying the Company that the Company was not in compliance with Nasdaq Listing Rule 5450(a)(2), which requires the Company to maintain a minimum of 400 public holders for continued listing on the Nasdaq Global Market (the “Global Market Minimum Public Holders Rule”).

On November 22, 2023, the Company issued 1,300,000 Class A Ordinary Shares to the Former Sponsor upon the conversion of an equal number of Class B Ordinary Shares (the ‘Conversion”). The 1,300,000 shares of Class A Ordinary Shares issued in connection with the Conversion are subject to the same restrictions as applied to the shares of Class B Ordinary Shares before the Conversion, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial Business Combination, as described in the prospectus for the Company’s initial public offering. For the avoidance of doubt, such Class A Ordinary Shares issued in connection with the Conversion do not have any redemption rights and are not entitled to liquidating distributions from the trust account if the Company does not consummate an initial Business Combination.

Following the Conversion, there are 3,389,996 shares of Class A Ordinary Shares issued and outstanding and 3,700,000 Class B Ordinary Shares issued and outstanding. As a result of the Conversion, the Former Sponsor holds approximately 38.35% of the outstanding Class A Ordinary Shares.

On November 24, 2023, the Company submitted its application to transfer the listing of its Class A Ordinary Shares, Units and the warrants sold in the Public Offering (the “Public Warrants”) from the Nasdaq Global Market to the Nasdaq Capital Market.

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

Subsequent to March 31, 2024 on May 14, 2024, the Company entered into a Business Combination and Merger Agreement (the “Merger Agreement”) with Global Technology Merger Sub Corporation, a Cayman Islands exempted company limited by shares and a direct, wholly owned subsidiary of GTAC (“Merger Sub”), and Tyfon Culture Holdings Limited, a Cayman Islands exempted company limited by shares (“Tyfon”). Tyfon is headquartered in Suzhou, China and operates a leading art marketplace, with an offline to online business model that combines the benefits of in-person art experiences and exhibitions with an innovative online marketplace.

Pursuant to the Merger Agreement, the parties thereto will enter into a business combination transaction (the “Business Combination”) by which, among other others, Merger Sub will merge with and into Tyfon (the “Merger” and, together with the other transactions contemplated by the Merger Agreement, the “Transactions”), with Tyfon surviving the Merger as a wholly owned subsidiary of the Company. Upon closing of the Merger (the “Closing,” and the date on which the Closing occurs, the “Closing Date”), Tyfon will change its name to ‘Tyfon Culture Inc.”, and its ordinary shares are expected to trade on the Nasdaq Capital Market under the ticker symbol “TFCI.” The Transactions reflect an implied pro forma enterprise value for Tyfon of $428 million, and the consideration payable to the shareholders of Tyfon will consist entirely of New Tyfon Ordinary Shares (as defined in the Merger Agreement) at a price of $10.00 per ordinary share.

The Transactions are expected to be consummated subject to the terms and conditions set forth in the Merger Agreement, including, among others: (i) no law, rule, regulation or order of a governmental authority then being in effect prohibiting the consummation of the Transactions; (ii) no legal action brought by a third party to enjoin or otherwise restrict the consummation of the Transactions, (iii) the proxy statement/prospectus have been declared effective by the SEC, (iv) the receipt of the Purchaser Shareholders’ Approval (as defined in the Merger Agreement), (v) approval by the requisite shareholders of Tyfon of the Transactions, (vi) China Securities Regulatory Commission (“CSRC”) filing procedures having been accepted by the CSRC and published on its website, (vii) the listing application with Nasdaq in connection with the Transactions having been conditionally approved and the Class A Ordinary Share will remain listed for trading on Nasdaq, and (viii) other customary closing conditions related to the parties’ respective representations, warranties and pre-Closing covenants set forth in the Merger Agreement. The consummation of the Business Combination is not subject to any minimum cash condition.

On May 15, 2024, the Company filed a Form 8-K with the SEC to report the Merger Agreement and other legal agreements relating to the Business Combination.

Sponsor Support Agreement

In connection with the execution of the Merger Agreement, the Company and the New Sponsor entered into the sponsor support agreement (the “Sponsor Support Agreement”), pursuant to which, among other things, the New Sponsor agreed to (i) vote all Ordinary Shares held by it in favor of the Transaction Proposals (as defined in the Merger Agreement) at GTAC’s shareholder meeting in connection with the Transactions, (ii) not redeem any of its Class A Ordinary Shares, (iii) forfeit all of its existing Private Placement Warrants effective as of immediately prior to the Closing, (iv) waive the anti-dilution rights with respect to the Class B Ordinary Shares set forth in the Company’s organizational documents in connection with the consummation of the Transactions and (v) to enter into a “lock-up” agreement with the Company prohibiting transfers of the New Sponsor’s equity interest in the Company for 180 days after the Transactions are consummated, subject to certain customary permitted transfer exceptions. Tyfon is a third-party beneficiary of the Sponsor Support Agreement, and the New Sponsor and the Company cannot amend the Sponsor Support Agreement without the written consent of Tyfon.

Liquidity and Going Concern:

In connection with the assessment of going concern considerations in accordance with the Financial Accounting Standard Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, “Presentation of Financial Statements-Going Concern,” at March 31, 2024 the Company has until April 25, 2024 (or until October 25, 2024, as described above) to consummate an initial Business Combination. Subsequent to March 31, 2024, in April 2024, in connection with the Purchase Agreement discussed in Note 9 – Subsequent Events and elsewhere, the date to complete a Business Combination was extended until July 25, 2024. It is uncertain that the Company will be able to consummate an initial Business Combination by this time. If an initial Business Combination cannot be completed prior to July 25, 2024 (or October 25, 2024, as described above), there will be a mandatory liquidation and subsequent dissolution of the Company unless, prior to such date, the Company receives an extension approval from its shareholders or elects to extend the date on which an initial Business Combination must be consummated (the Company may extend the date on which an initial Business Combination must be consummated to October 25, 2024 in a three-month extension subject to satisfaction of certain conditions, including the deposit of $0.10 per Unit in each case (or up to approximately $209,000) for such further three-month extension).

Further, as shown in the accompanying condensed financial statements, the Company had approximately $94,000 in cash and cash equivalents at March 31, 2024 and negative cash flows from operations of approximately $195,000 for the three months ended March 31, 2024. The Company also has credit available from the New Sponsor of up to $2,500,000 in working capital loans as described in Note 5. Subsequent to March 31, 2024, in April 2024, in connection with the Purchase Agreement the Company entered into a new Promissory Note which makes $2,500,000 available to the Company for working capital to complete a business combination and pay for approximately $418,000 for two three-month extensions (one of which was paid in April 2024). It is not clear that the Company has sufficient funds, or funds available, to enable it to sustain operations to complete a business combination in the time required.

Management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date these condensed financial statements are released. The Company intends to address this by completing a Business Combination within the proscribed timeframe, including available extensions, however there is no assurance that this can be done. The condensed interim financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2—Summary of Significant Accounting Policies

Basis of Presentation:

The accompanying unaudited condensed interim financial statements of the Company are presented in U.S. dollars and in conformity with accounting principles generally accepted in the United States of America (“GAAP”) pursuant to the rules and regulations of the Securities and Exchange Commission ( the “SEC”), specifically Article 8.03 of regulation S-X, and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of March 31, 2024, and the results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for a full year.

The accompanying unaudited condensed interim financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed on April 1, 2024.

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

The Company has not considered the effect of the Public Warrants and Private Placement to purchase an aggregate of 20,500,000 Class A Ordinary Shares in the calculation of diluted income (loss) per share, since their inclusion would be anti-dilutive under the treasury stock method and because they are contingent on the occurrence of a future event. As a result, diluted income (loss) per ordinary share is the same as basic income (loss) per ordinary share for the periods presented.

At March 31, 2024 and 2023, the Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata among the two classes of shares. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average number of ordinary shares outstanding during the respective period.

The following table reflects the net income per share after allocating income between the shares based on outstanding shares.

	For the three months ended March 31, 2024		For the three months ended March 31, 2023
	Class A	Class B	Class A	Class B
Numerator:
Allocation of income – basic and diluted	$-	$-	$438,000	$110,000
Denominator:
Basic and diluted weighted average ordinary shares outstanding	3,390,000	3,700,000	20,000,000	5,000,000
Basic and diluted net income per ordinary share	$0.00	$0.00	$0.02	$0.02

Investments held in Trust Account:

The Company complies with FASB ASC 820, “Fair Value Measurements,” for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

Upon the closing of the Public Offering and the Private Placement, a total of $204,000,000 was deposited into the Trust Account and, on April 14, 2023, a total of 167 Class A ordinary shareholders elected to redeem an aggregate of 17,910,004 Class A ordinary shares, representing approximately 89.6% of the Class A Ordinary Shares then issued and outstanding, for an aggregate of approximately $187,475,000 in cash, which was paid on or around April 21, 2023. Approximately $23,151,000 and $22,890,000, respectively, remained in the Trust Account as of March 31, 2024 and December 31, 2023. The proceeds in the Trust Account may be invested in either cash, U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, and that invest solely in U.S. government treasury obligations. At March 31, 2024 and December 31, 2023, the Trust Account is in cash.

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

Cash and cash equivalents:

The Company considers all highly liquid instruments with maturities of one year or less when acquired to be cash equivalents. At March 31, 2024, cash and cash equivalents totaled approximately $94,000 consisting of $15,000 in cash and approximately $79,000 in a bank sponsored, overnight repurchase agreement that matured on April 1, 2024 with interest. At December 31, 2023, cash and cash equivalents totaled approximately $14,000.

Concentration of Credit Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in financial institutions, which at times, may exceed the Federal depository insurance coverage of $250,000. Any loss incurred or lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations and cash flows.

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

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;
●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and
●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed as of March 31, 2024, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates. One of the more significant accounting estimates included in these condensed financial statements is the determination of the fair value of the Public Warrant and the Private Placement Warrant (as defined below) liabilities.

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

Class A Ordinary Shares Subject to Possible Redemption:

All of the 20,000,000 Class A Ordinary Shares sold on October 25, 2021 as part of a Unit in the Public Offering discussed in Note 3 contain a redemption feature which allows for the redemption of ordinary shares under the Company’s liquidation or tender offer/shareholder approval provisions. In connection with the Extension, a total of 167 Class A ordinary share shareholders elected to redeem an aggregate of 17,910,004 Class A Ordinary Shares, representing approximately 89.6% of the Class A Ordinary Shares then issued and outstanding, for an aggregate of approximately $187,475,000 in cash, which was paid on or around April 21, 2023. As such, there remain 2,089,996 Class A Ordinary Shares subject to redemption outstanding as of March 31, 2024.

In accordance with FASB ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of FASB ASC 480. Although the Company did not specify a maximum redemption threshold, its Articles provide that in no event will it redeem its Public Shares in an amount that would cause its net tangible assets (tangible assets less intangible assets and liabilities) to be less than $5,000,001. However, because all of the Class A ordinary shares are redeemable, all of the shares are recorded as Class A ordinary shares subject to redemption on the Company’s condensed balance sheets.

The Company recognizes changes immediately as they occur and adjusts the carrying value of the securities at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Class A ordinary shares are affected by adjustments to additional paid-in capital. Accordingly, at March 31, 2024 and December 31, 2023, 2,089,996 Class A ordinary shares at each date were classified outside of permanent equity, respectively. Class A ordinary shares subject to redemption consist of:

	Dollars	Shares
Gross proceeds of Public Offering	$200,000,000	20,000,000
Less: Proceeds allocated to Public Warrants	(7,900,000)	-
Offering costs	(11,234,000)	-
Plus: Remeasurement of carrying value to redemption value at Public Offering date	23,134,000	-
Subtotal at the date of the Public Offering and at December 31, 2021	204,000,000	20,000,000
Plus: Remeasurement of carrying value to redemption value at December 31, 2022	2,946,000	-
Subtotal at December 31, 2022	206,946,000	20,000,000
Less: Payments to shareholders who elected to redeem 17,910,004 Class A ordinary shares in connection with the Extension (as defined below) on or around April 21, 2023	(187,475,000)	(17,910,004)
Plus: Remeasurement of carrying value to redemption value at December 31, 2023	3,419,000
Subtotal at December 31, 2023	22,890,000	2,089,996
Plus: Remeasurement of carrying value to redemption value at March 31, 2024	261,000	-
Class A ordinary shares subject to redemption at March 31, 2024 (unaudited)	$23,151,000	2,089,996

Income Taxes:

FASB ASC 740 “Income Taxes” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2024 and December 31, 2023. The Company recognizes interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The Company is considered an exempted Cayman Islands company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

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

Subsequent Events:

The Company evaluated subsequent events and transactions that occurred after the date of the balance sheet through the date that the financial statements were issued. All such events that would require adjustment or disclosure have been so disclosed in the condensed financial statements. For material subsequent events see Note 9 – Subsequent Events regarding: (a) the April 2024 change in control, new promissory note, extension of time to complete a business combination and other material events and (b) the Business Combination and Merger Agreement and related agreements executed on May 14, 2024, as well as Notes 1 and 5.

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

On October 3, 2022, one of the underwriters in the Company’s October 25, 2021 Public Offering agreed to forfeit their 47.5% interest in the deferred underwriting compensation of $7,000,000. As such $3,325,000 was reduced from the deferred underwriting compensation liability and from Class A ordinary share subject to redemption reducing the amount of this liability from $7,000,000 to $3,675,000 at both March 31, 2024 and December 31, 2023. At March 31, 2024 and December 31, 2023, the amount outstanding in the Trust Account was approximately, $23,151,000 and $22,890,000, respectively. Subsequent to March 31, 2024, on April 10, 2024 the remainder of the deferred underwriting fee was waived.

Note 4—Trust Account and Fair Value Measurement

In March 2023, the Trust Account’s investment in money market funds was transferred to cash and as such, at March 31, 2024 and December 31, 2023, the proceeds of the Trust Account were invested in cash. As such, the Company has no assets in the Trust Account that require fair value measurement.

Note 5—Related party transactions

Founder Shares:

On February 10, 2021, the Former Sponsor purchased 6,468,750 Class B ordinary shares (the “Founder Shares”) for $25,000 or approximately $0.004 per share (up to 843,750 of which were subject to forfeiture to the extent the underwriters’ over-allotment option was not exercised in full). The Founder Shares are substantially identical to the Class A ordinary shares included in the Units sold in the Public Offering except that the Founder Shares automatically convert into Class A ordinary shares at the time of the initial Business Combination, or at any time prior thereto at the option of the holder, and are subject to certain transfer restrictions, as described in more detail below. On September 30, 2021, the Former Sponsor surrendered 2,156,250 Class B ordinary shares for no consideration, resulting in 4,312,500 shares outstanding of which 562,500 were subject to forfeiture in the event the underwriters’ over-allotment option was not exercised. On October 21, 2021, the Company executed a share capitalization that increased the number of Class B ordinary shares outstanding to 5,031,250, 656,250 of which were subject to forfeiture to the extent the underwriters’ over-allotment option was not exercised in full. After the closing of the Public Offering on October 25, 2021, 31,250 of such shares remained forfeitable and were forfeited in December 2021.

The Company’s initial shareholders and the New Sponsor have agreed not to transfer, assign or sell any of their Founder Shares until the earlier of (A) one year after the completion of the Company’s initial Business Combination, or (B), subsequent to the Company’s initial Business Combination, if (x) the last sale price of the Company’s Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Company’s initial Business Combination or (y) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction after the initial Business Combination that results in all of the Company’s shareholders having the right to exchange their shares of ordinary shares for cash, securities or other property.

See also, Note 9 – Subsequent Events.

Private Placement Warrants:

In connection with the closing of the Public Offering on October 25, 2021 (Note 3), the Former Sponsor purchased from the Company an aggregate of 10,500,000 warrants at a price of $1.00 per warrant (a purchase price of $10,500,000), in the Private Placement which occurred simultaneously with the completion of the Public Offering (the “Private Placement Warrants”). Each Private Placement Warrant entitles the holder to purchase one Class A ordinary share at $11.50 per share. The purchase price of the Private Placement Warrants was added to the proceeds from the Public Offering, net of expenses of the offering and working capital to be available to the Company, to be held in the Trust Account pending completion of the Company’s initial Business Combination. The Private Placement Warrants (including the Class A ordinary shares issuable upon exercise of the Private Placement Warrants) will not be transferable, assignable or salable until 30 days after the completion of the initial Business Combination and they will be non-redeemable so long as they are held by the Former Sponsor or its permitted transferees. If the Private Placement Warrants are held by someone other than the Former Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. Otherwise, the Private Placement Warrants have terms and provisions that are identical to those of the Public Warrants and have no net cash settlement provisions.

If the Company does not complete a Business Combination, then the proceeds from the sale of the Private Placement Warrants will be part of the liquidating distribution to the holders of Public Shares, and the Private Placement Warrants issued to the Former Sponsor will expire worthless.

In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Company’s initial shareholders or their affiliates, without taking into account any Founder Shares or warrants held by the Company’s initial shareholders or such affiliates as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the greater of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.

See also, Note 9 – Subsequent Events.

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

See also, Note 9 – Subsequent Events.

Related Party Loans:

In February 2021, the Former Sponsor agreed to loan the Company an aggregate of $300,000 by drawdowns of not less than $10,000 each against the issuance of an unsecured promissory note (the “Initial Note”) to cover expenses related to the Public Offering. The Initial Note was non-interest bearing and payable on the earlier of December 31, 2021 or the completion of the Public Offering. The Company borrowed a total of $240,000 under the Initial Note prior to October 25, 2021. Upon the closing of the Public Offering on October 25, 2021, the Initial Note was repaid in full and there was no amount outstanding at March 31, 2024 or December 31, 2023.

Working Capital Loans:

If the Former Sponsor, an affiliate of the Former Sponsor or certain of the Company’s officers and directors make any working capital loans, up to $1,500,000 of such loans may be converted into warrants, at the price of $1.00 per warrant, at the option of the lender. Such warrants would be identical to the Private Placement Warrants.

On June 29, 2023, the Company entered into an unsecured convertible promissory note (the “Note”) with the Former Sponsor, providing for an aggregate amount of loans up to $1,500,000 to fund the Company’s operating expenses. During January 2024, the Company borrowed $275,000 under the Note. In November 2023, the Company borrowed $250,000 under the Note. At March 31, 2024 and December 31, 2023, $525,000 and $250,000, respectively, was outstanding under the Note.

The Note bears no interest. All unpaid principal under the Note will be payable on the earliest to occur of (i) the date on which the Company consummates an initial Business Combination or (ii) the date of the liquidation of the Company (such date, the “Maturity Date”). In the event the Company consummates its initial Business Combination, the Former Sponsor has the option on the Maturity Date to convert up to an aggregate of $1,500,000 of the principal outstanding under the Note into that number of warrants (“Working Capital Warrants”) equal to the portion of the principal amount of the Note being converted divided by $1.00. The terms of the Working Capital Warrants, if any, would be identical to the terms of the Private Placement Warrants. The Note is subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the Note, and all other sums payable with regard to the Note becoming immediately due and payable. The option to convert the working capital loans into warrants qualifies as an embedded derivative under ASC 815 and is required to be recognized at fair value with subsequent changes in fair value recognized in the Company’s statements of income each reporting period until the loan is repaid or converted. As of March 31, 2024 and December 31, 2023, the fair value of this conversion option was not material, and therefore the Note is held at cost of $250,000 in the Company’s balance sheet.

Subsequent to March 31, 2024, in April 2024, in connection with the Purchase Agreement defined and discussed in Note 9 - Subsequent Events, the Note was terminated.

Subject to March 31, 2024, on April 24, 2024, the Company and the New Sponsor entered into the Promissory Note. See Note 9 – Subsequent Event.

Administrative Services Agreement:

The Company has agreed to pay $10,000 a month to the Former Sponsor under an Administrative Services Agreement for the services to be provided by one or more investment professionals, creation and maintenance of the Company’s website, and miscellaneous additional services. Services commenced on October 21, 2021, the date the Company’s securities were first listed on the NASDAQ Global Market and will terminate upon the earlier of the consummation by the Company of an initial Business Combination or the liquidation of the Company. The Company charged $30,000 to operations in each of the three months ended March 31, 2024 and 2023, under this agreement. There were $30,000 included in accrued liabilities at both March 31, 2024 and December 31, 2023.

Subsequent to March 31, 2024, in April 2024, in connection with the Purchase Agreement defined and discussed in Note 9 – Subsequent Events, the Administrative Services Agreement was assigned to the New Sponsor.

Agreement with Management:

Effective November 27, 2022, the Board of Directors of the Company appointed its Chief Financial Officer and Secretary (“CFO”). Prior to his appointment as CFO, the CFO served as a paid consultant to the Company. The CFO is not a full-time employee and devotes time to the Company’s affairs on a part-time basis under a consulting agreement with the Company calling for compensation of approximately $100,000 per year. An aggregate of approximately $25,000 was charged to operations for each of the three months ended March 31, 2024 and 2023 for his services

Subsequent to March 31, 2024, in April 2024, in connection with the Purchase Agreement defined and discussed in Note 9 – Subsequent Events, all of the officers and directors of the Company, including the CFO resigned.

Additionally, subsequent to March 31, 2024, in April 2024, in connection with the Purchase Agreement, the Company appointed a new CFO and retained his services to be paid at the rate of $5,000 per month. Further, two additional staff members were engaged for an aggregate of approximately $260,000 per year plus certain identified benefits. The above agreements are informal, at will, understandings.

Note 6—Warrant liabilities

At March 31, 2024 and December 31, 2023, the Company had a total of 20,500,000 warrants outstanding, including 10,000,000 Public Warrants and 10,500,000 Private Placement Warrants.

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

The following table presents information about the Company’s warrant liabilities that are measured at fair value on a recurring basis at March 31, 2024 and December 31, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	March 31, 2024	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Warrant Liabilities:
Public Warrants	$300,000	$—	$300,000	$—
Private Placement Warrants	$315,000	$—	$315,000	$—
Warrant liabilities at March 31, 2024	$615,000	$—	$615,000	$—

Description	December 31, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Warrant Liabilities:
Public Warrants	$300,000	$—	$300,000	$—
Private Placement Warrants	$315,000	$—	$315,000	$—
Warrant liabilities at December 31, 2023	$615,000	$—	$615,000	$—

During the three months ended March 31, 2024, the trading in the Company’s warrants remained less active and so the Company values its Public Warrants based on the significantly other observable inputs – Level 2 using the public trading price ($0.03 per warrant at both March 31, 2024 and December 31, 2023) as a guide. Since the Private Placement Warrants are substantially similar to the Public Warrants but do not trade, the Company valued them based on the value of the Public Warrants (significant other observable inputs – Level 2). The Company is required to record the warrants at fair value at each reporting period, with changes in fair value recognized in the statements of operations. Transfers between Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs.

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

In connection with the Extension, a total of 167 Class A ordinary shareholders elected to redeem an aggregate of 17,910,004 Class A Ordinary Shares, representing approximately 89.55% of the Class A Ordinary Shares then issued and outstanding, for an aggregate of approximately $187,475,000 in cash, which was paid on or around April 21, 2023.

On November 22, 2023 the Company issued an aggregate of 1,300,000 shares of its Class A Ordinary Shares to the Sponsor upon the Conversion. The 1,300,000 shares of Class A Ordinary Shares issued in connection with the Conversion are subject to the same restrictions as applied to the shares of Class B Ordinary Shares before the Conversion, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial business combination and such shares are not entitled to liquidating distributions from the trust account if the Company does not consummate an initial business combination.

At both March 31, 2024 and December 31, 2023 there were 3,700,000 Class B Ordinary Shares issued and outstanding and 1,300,000 Class A Ordinary Shares issued and outstanding (excluding 2,089,996 Class A Ordinary Shares at both dates that were subject to possible redemption) as of March 31, 2024 and December 31, 2023.

Preferred Shares:

The Company is authorized to issue 1,000,000 preferred shares, par value $0.0001, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2024 and December 31, 2023, there were no preferred shares issued or outstanding.

Note 8—Commitments and Contingencies

Registration Rights:

The Company’s initial shareholders are, and the holders of the Private Placement Warrants will be, entitled to registration rights, as described in Note 4, pursuant to a registration and shareholder rights agreement signed in connection with the Public Offering.

Deferred Underwriting Compensation:

As discussed further in Note 3 - Public Offering, the Company incurred and recorded a deferred underwriting fee of $7,000,000, of which $3,325,000 has been forfeited by one underwriter. The remaining amount, $3,675,000 will be payable upon the closing of a business combination. Subsequent to March 31, 2024, on April 10, 2024 the remainder of the deferred underwriting fee was waived.

Note 9—Subsequent Events –Purchase Agreement, Change in Control, Promissory Note, Extension of Time to Complete Business Combination, Merger Agreement and Other Matters

Purchase Agreement and Change in Control:

Subsequent to March 31, 2024, on April 19, 2024, the Company, the Former Sponsor and the New Sponsor entered into the Purchase Agreement on terms substantially consistent with the Term Sheet executed on April 10, 2024 and, on April 19, 2024 (the “Closing Date”), consummated the transactions contemplated thereby (the “Closing”). Pursuant to the Purchase Agreement, at the Closing, among other things: (i) the New Sponsor acquired 3,500,000 of the 3,700,000 Class B Ordinary Shares, of the Company and 7,350,000 of the 10,500,000 Private Placement Warrants of the Company from the Former Sponsor; (ii) the New Sponsor agreed to cause the Company to pay $250,000 in cash consideration upon closing of the Company’s initial business combination at Former Sponsor’s direction to entities or accounts as directed by the Former Sponsor; (iii) the New Sponsor entered into a joinder to the Company’s existing Registration Rights Agreement dated October 20, 2021; (iv) the Former Sponsor assigned the existing Administrative Services Agreement dated October 20, 2021 with the Company to the New Sponsor; (v) all of the directors and officers of the Company resigned, and each of the New Directors (as defined below) and officers designated by the New Sponsor was appointed as directors and officers, respectively, of the Company; (vi) as further described below, the Company, the New Sponsor and the Company’s former officers and directors party to the existing Letter Agreement dated October 20, 2021 (the “Letter Agreement” and such former officers and directors, together with the Former Sponsor, the “Insiders”) entered into an amendment (the “Amendment”) to the Letter Agreement; (vii) the Former Sponsor Note was terminated; and (viii) the New Sponsor acquired a new D&O insurance policy, which includes coverage for full prior acts.

Following the Closing, Former Sponsor retained (i) 3,150,000 Private Placement Warrants (the “Retained PP Warrants”), (ii) 1,300,000 non-redeemable Class A Ordinary Shares, , of the Company and (iii) and 164,000 Class B Shares (together with the retained Class A Ordinary Shares, the “Sponsored Retained Shares”), following the substantially concurrent transfer by certain of the former independent directors of the Company (the “Pre-Closing Independent Directors”) of 84,000 Class B Ordinary Shares to the Former Sponsor. Following such transfers by the Pre-Closing Independent Directors to the Former Sponsor, the Pre-Closing Independent Directors retained an aggregate of 36,000 Class B Shares (the “Director Retained Shares”).

The Retained PP Warrants and 250,000 of the Sponsor Retained Shares are subject to any changes, concessions, amendments, forfeitures, restrictions or other agreements (“Changes”) the New Sponsor determines to make in connection with the Company’s initial business combination (the “Initial Business Combination”) or otherwise (provided that all such Changes affect all holders of Private Placement Warrants, including the Former Sponsor and the New Sponsor, equally on a pro rata basis). An aggregate of 1,250,000 of the Sponsor Retained Shares and the Director Retained Shares are not be subject to any Changes.

At the closing of the Initial Business Combination, the number of Retained PP Warrants will be equal to at least 30% of the warrants held by the New Sponsor and the Former Sponsor on an aggregate basis and the aggregate number of Sponsor Retained Shares and Director Retained Shares will be equal to at least 30% of the Class A Ordinary Shares and Class B Ordinary Shares held by the New Sponsor, Sponsor and the Pre-Closing Independent Directors on an aggregate basis.

On the Closing Date, all of the members of the Board of Directors and officers of the Company resigned and the following persons were appointed to the following positions: (i) Thomas D. Hennessy - Chairman and Chief Executive Officer of the Company, (ii) Nicholas Geeza - Chief Financial Officer of the Company, and (iii) Joseph Beck, Garth Mitchell, Gloria Fu, Courtney Robinson and Javier Saade - independent directors of the Company.

Also on the Closing Date, subsequent to March 31, 2024, in April 2024, the Note discussed in Note 5 and payable to the Sponsor was terminated.

Promissory Note:

On April 24, 2024, the Company issued the Promissory Note to the New Sponsor, which provides for borrowings from time to time of up to an aggregate of $2,500,000 for working capital purposes and/or to finance additional deposits into the Company’s Trust Account established by the Company upon the consummation of its Public Offering in connection with the extension of the date by which the Company must consummate an initial Business Combination as set forth in the Articles. The Promissory Note does not bear interest and is repayable in full by the Company upon the earlier of: (i) the date that the Company consummates a Business Combination and (ii) the date on which the Company liquidates the Trust Account upon the failure of the Company to consummate a Business Combination within the time period set forth in the Articles (each such date, the “Maturity Date”). The Promissory Note may be drawn down by the Company from time to time prior to the Maturity Date. Upon the consummation of a Business Combination, the Sponsor will have the option (but not the obligation) to convert all or any portion of the principal balance of the Promissory Note into private placement warrants to purchase Class A Ordinary Shares of the Company at a price of $1.00 per warrant. The terms of such private placement warrants (if issued) will be identical to the private placement warrants issued by the Company to its former sponsor in a private placement concurrent with the consummation of the IPO. In the event the Company does not consummate a Business Combination, the Promissory Note will be repaid only to the extent that the Company has funds available to it outside of the Trust Account. The Promissory Note is subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the Promissory Note and all other sums payable with regard to the Promissory Note becoming immediately due and payable.

Extension of Time to Complete Initial Business Combination:

Subsequent to March 31, 2024, on April 25, 2024, the Company borrowed $350,000 under the Promissory Note and deposited $209,000 into the Trust Account to fund the initial three-month extension of the Company’s termination date until July 25, 2024 pursuant to an existing automatic extension option that exists in the Articles.

Business Combination

Subsequent to March 31, 2024 on May 14, 2024, the Company entered into the Merger Agreement with Merger Sub and Tyfon. Tyfon is headquartered in Suzhou, China and operates a leading art marketplace, with an offline to online business model that combines the benefits of in-person art experiences and exhibitions with an innovative online marketplace.

Pursuant to the Merger Agreement, the parties thereto will enter into the Business Combination by which, among other others, Merger Sub will merge with and into Tyfon with Tyfon surviving the Merger as a wholly owned subsidiary of the Company. Upon Closing, Tyfon will change its name to ‘Tyfon Culture Inc.”, and its ordinary shares are expected to trade on the Nasdaq Capital Market under the ticker symbol “TFCI.” The Transactions reflect an implied pro forma enterprise value for Tyfon of $428 million, and the consideration payable to the shareholders of Tyfon will consist entirely of New Tyfon Ordinary Shares at a price of $10.00 per ordinary share.

The Transactions are expected to be consummated subject to the terms and conditions set forth in the Merger Agreement, including, among others: (i) no law, rule, regulation or order of a governmental authority then being in effect prohibiting the consummation of the Transactions; (ii) no legal action brought by a third party to enjoin or otherwise restrict the consummation of the Transactions, (iii) the proxy statement/prospectus have been declared effective by the SEC, (iv) the receipt of the Purchaser Shareholders’ Approval (as defined in the Merger Agreement), (v) approval by the requisite shareholder of Tyfon of the Transactions, (vi) CSRC filing procedures having been accepted by the CSRC and published on its website, (vii) the listing application with Nasdaq in connection with the Transactions having been conditionally approved and the Class A Ordinary Share will remain listed for trading on Nasdaq, and (viii) other customary closing conditions related to the parties’ respective representations, warranties and pre-Closing covenants set forth in the Merger Agreement. The consummation of the Business Combination is not subject to any minimum cash condition.

On May 15, 2024, the Company filed a Form 8-K with the SEC to report the Merger Agreement and other legal agreements relating to the Business Combination.

Sponsor Support Agreement

In connection with the execution of the Merger Agreement, the Company and the New Sponsor entered into the Sponsor Support Agreement, pursuant to which, among other things, the New Sponsor agreed to (i) vote all Ordinary Shares held by it in favor of the Transaction Proposals at GTAC's shareholder meeting in connection with the Transactions, (ii) not redeem any of its Class A Ordinary Shares, (iii) forfeit all of its existing Private Placement Warrants effective as of immediately prior to the Closing, (iv) waive the anti-dilution rights with respect to the Class B Ordinary Shares set forth in the Company’s organizational documents in connection with the consummation of the Transactions and (v) to enter into a "lock-up" agreement with the Company prohibiting transfers of the New Sponsor's equity interest in the Company for 180 days after the Transactions are consummated, subject to certain customary permitted transfer exceptions. Tyfon is a third-party beneficiary of the Sponsor Support Agreement, and the New Sponsor and the Company cannot amend the Sponsor Support Agreement without the written consent of Tyfon.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report on Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the risk factors described in Part I, Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “Form 10-K”) filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 1, 2024 as well as Item 1A, Part II of this Quarterly Report. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

The issuance of additional shares in a Business Combination:

●	may significantly dilute the equity interest of investors in the Public Offering, which dilution would increase if the anti-dilution provisions in the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares;

●	may subordinate the rights of holders of Class A ordinary shares if preference shares are issued with rights senior to those afforded our Class A ordinary shares;

●	could cause a change in control if a substantial number of our Class A ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

●	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us; and

●	may adversely affect prevailing market prices for our Units, Class A ordinary shares and/or warrants; and may not result in adjustment to the exercise price of our warrants.

Similarly, if we issue debt or otherwise incur significant debt, it could result in:

●	default and foreclosure on our assets if our operating revenues after an initial Business Combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

●	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

●	our inability to pay dividends on our Class A ordinary shares;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

As indicated in the accompanying unaudited condensed financial statements, as of March 31, 2024 we had approximately $94,000 of cash and cash equivalents and approximately $529,000 of negative working capital. Further, we expect to incur significant costs in the pursuit of our initial Business Combination. We cannot assure you that our plans to complete our initial Business Combination will be successful.

Recent Developments

Business Combination

On May 14, 2024, the Company entered into a Business Combination and Merger Agreement (the “Merger Agreement”) with Global Technology Merger Sub Corporation, a Cayman Islands exempted company limited by shares and a direct, wholly owned subsidiary of GTAC (“Merger Sub”), and Tyfon Culture Holdings Limited, a Cayman Islands exempted company limited by shares (“Tyfon”). Tyfon is headquartered in Suzhou, China and operates a leading art marketplace, with an offline to online business model that combines the benefits of in-person art experiences and exhibitions with an innovative online marketplace.

Pursuant to the Merger Agreement, the parties thereto will enter into a business combination transaction (the “Business Combination”) by which, among other others, Merger Sub will merge with and into Tyfon (the “Merger” and, together with the other transactions contemplated by the Merger Agreement, the “Transactions”), with Tyfon surviving the Merger as a wholly owned subsidiary of the Company. Upon closing of the Merger (the “Closing,” and the date on which the Closing occurs, the “Closing Date”), Tyfon will change its name to ‘Tyfon Culture Inc.”, and its ordinary shares are expected to trade on the Nasdaq Capital Market under the ticker symbol “TFCI.” The Transactions reflect an implied pro forma enterprise value for Tyfon of $428 million, and the consideration payable to the shareholders of Tyfon will consist entirely of New Tyfon Ordinary Shares (as defined in the Merger Agreement) at a price of $10.00 per ordinary share.

The Transactions are expected to be consummated subject to the terms and conditions set forth in the Merger Agreement, including, among others: (i) no law, rule, regulation or order of a governmental authority then being in effect prohibiting the consummation of the Transactions; (ii) no legal action brought by a third party to enjoin or otherwise restrict the consummation of the Transactions, (iii) the proxy statement/prospectus have been declared effective by the SEC, (iv) the receipt of the Purchaser Shareholders’ Approval (as defined in the Merger Agreement), (v) approval by the requisite shareholders of Tyfon of the Transactions, (vi) China Securities Regulatory Commission (“CSRC”) filing procedures having been accepted by the CSRC and published on its website, (vii) the listing application with Nasdaq in connection with the Transactions having been conditionally approved and the Class A Ordinary Share will remain listed for trading on Nasdaq, and (viii) other customary closing conditions related to the parties’ respective representations, warranties and pre-Closing covenants set forth in the Merger Agreement. The consummation of the Business Combination is not subject to any minimum cash condition.

On May 15, 2024, the Company filed a Form 8-K with the SEC to report the Merger Agreement and other legal agreements relating to the Business Combination.

Sponsor Support Agreement

In connection with the execution of the Merger Agreement, the Company and the New Sponsor entered into the sponsor support agreement (the “Sponsor Support Agreement”), pursuant to which, among other things, the New Sponsor agreed to (i) vote all Ordinary Shares held by it in favor of the Transaction Proposals (as defined in the Merger Agreement) at GTAC’s shareholder meeting in connection with the Transactions, (ii) not redeem any of its Class A Ordinary Shares, (iii) forfeit all of its existing Private Placement Warrants effective as of immediately prior to the Closing, (iv) waive the anti-dilution rights with respect to the Class B Ordinary Shares set forth in the Company’s organizational documents in connection with the consummation of the Transactions and (v) to enter into a “lock-up” agreement with the Company prohibiting transfers of the New Sponsor’s equity interest in the Company for 180 days after the Transactions are consummated, subject to certain customary permitted transfer exceptions. Tyfon is a third-party beneficiary of the Sponsor Support Agreement, and the New Sponsor and the Company cannot amend the Sponsor Support Agreement without the written consent of Tyfon.

For more information about the Merger Agreement, the Sponsor Support Agreement and the Transactions, see our Current Report on Form 8-K filed with the SEC on May 15, 2024. Unless specifically stated, this Quarterly Report on Form 10-Q does not give effect to the proposed Transactions and does not contain the risk associated with the proposed Transactions.

Purchase Agreement and Change in Control:

Subsequent to March 31, 2024, on April 19, 2024, the Company, Global Technology Acquisition I Sponsor LP (the “Former Sponsor”) and HCG Opportunity II, LLC (the “New Sponsor”) entered into a securities purchase agreement (the “Purchase Agreement”) on terms substantially consistent with the Term Sheet executed on April 10, 2024 and, on April 19, 2024 (the “Closing Date”), consummated the transactions contemplated thereby (the “Closing”). Pursuant to the Purchase Agreement, at the Closing, among other things: (i) the New Sponsor acquired 3,500,000 of the 3,700,000 Class B ordinary shares, par value $0.0001 per share (the “Class B Ordinary Shares”), of the Company and 7,350,000 of the 10,500,000 Private Placement Warrants of the Company from the Former Sponsor; (ii) the New Sponsor to cause the Company to pay $250,000 in cash consideration upon closing of the Company’s initial business combination at the Former Sponsor’s direction to entities or accounts as directed by the Former Sponsor; (iii) the New Sponsor entered into a joinder to the Company’s existing Registration Rights Agreement dated October 20, 2021; (iv) the Former Sponsor assigned the existing Administrative Services Agreement dated October 20, 2021 with the Company to the New Sponsor; (v) all of the directors and officers of the Company resigned, and each of the New Directors (as defined below) and officers designated by the New Sponsor was appointed as directors and officers, respectively, of the Company; (vi) as further described below, the Company, the New Sponsor and the Company’s former officers and directors party to the existing Letter Agreement dated October 20, 2021 (the “Letter Agreement” and such former officers and directors, together with Sponsor, the “Insiders”) entered into an amendment (the “Amendment”) to the Letter Agreement; (vii) the Sponsor Promissory Note (as defined below) was terminated; and (viii) the New Sponsor acquired a new D&O insurance policy, which includes coverage for full prior acts.

Following the Closing, Former Sponsor retained (i) 3,150,000 Private Placement Warrants (the “Retained PP Warrants”), (ii) 1,300,000 non-redeemable Class A ordinary shares, par value $0.0001 per share (the “Class A Shares”), of the Company and (iii) and 164,000 Class B Ordinary Shares (together with the retained Class A Shares, the “Sponsored Retained Shares”), following the substantially concurrent transfer by certain of the former independent directors of the Company (the “Pre-Closing Independent Directors”) of 84,000 Class B Ordinary Shares to the Former Sponsor. Following such transfers by the Pre-Closing Independent Directors to the Former Sponsor, the Pre-Closing Independent Directors retained an aggregate of 36,000 Class B Ordinary Shares (the “Director Retained Shares”).

The Retained PP Warrants and 250,000 of the Sponsor Retained Shares are subject to any changes, concessions, amendments, forfeitures, restrictions or other agreements (“Changes”) the New Sponsor determines to make in connection with the Company’s initial business combination (the “Initial Business Combination”) or otherwise (provided that all such Changes affect all holders of Private Placement Warrants, including the Former Sponsor and the New Sponsor, equally on a pro rata basis). An aggregate of 1,250,000 of the Sponsor Retained Shares and the Director Retained Shares are not be subject to any Changes.

At the closing of the Initial Business Combination, the number of Retained PP Warrants will be equal to at least 30% of the warrants held by the New Sponsor and Former Sponsor on an aggregate basis and the aggregate number of Sponsor Retained Shares and Director Retained Shares will be equal to at least 30% of the Class A Shares and Class B Ordinary Shares held by the New Sponsor, the Former Sponsor and the Pre-Closing Independent Directors on an aggregate basis.

On the Closing Date, all of the members of the Board of Directors and officers of the Company resigned and the following persons were appointed to the following positions: (i) Thomas D. Hennessy - Chairman and Chief Executive Officer of the Company, (ii) Nicholas Geeza - Chief Financial Officer of the Company, and (iii) Joseph Beck, Garth Mitchell, Gloria Fu, Courtney Robinson and Javier Saade - independent directors of the Company.

Also on the Closing Date, subsequent to March 31, 2024, in April 2024, the Working Capital Notes discussed in Note 5 and payable to the Sponsor was terminated.

Promissory Note:

On April 24, 2024, the Company issued an unsecured promissory note (the “Promissory Note”) to the New Sponsor, which provides for borrowings from time to time of up to an aggregate of $2,500,000 for working capital purposes and/or to finance additional deposits into the Company’s Trust Account established by the Company upon the consummation of its Public Offering in connection with the extension of the date by which the Company must consummate an initial Business Combination as set forth in the Company’s Second Amended and Restated Memorandum and Articles of Association (the “Articles”). The Promissory Note does not bear interest and is repayable in full by the Company upon the earlier of: (i) the date that the Company consummates a Business Combination and (ii) the date on which the Company liquidates the Trust Account upon the failure of the Company to consummate a Business Combination within the time period set forth in the Articles (each such date, the “Maturity Date”). The Promissory Note may be drawn down by the Company from time to time prior to the Maturity Date. Upon the consummation of a Business Combination, the New Sponsor will have the option (but not the obligation) to convert all or any portion of the principal balance of the Promissory Note into private placement warrants to purchase Class A Ordinary Shares of the Company at a price of $1.00 per warrant. The terms of such private placement warrants (if issued) will be identical to the private placement warrants issued by the Company to the Former Sponsor in a private placement concurrent with the consummation of the IPO. In the event the Company does not consummate a Business Combination, the Promissory Note will be repaid only to the extent that the Company has funds available to it outside of the Trust Account. The Promissory Note is subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the Promissory Note and all other sums payable with regard to the Promissory Note becoming immediately due and payable.

Extension of Time to Complete Initial Business Combination:

Subsequent to March 31, 2024, on April 25, 2024, the Company borrowed $350,000 under the Promissory Note and deposited $209,000 into the Trust Account to fund the initial three-month extension of the Company’s termination date until July 25, 2024 pursuant to an existing automatic extension option that exists in the Articles.

Nasdaq Compliance and Transfer of Listing

On June 28, 2023, On June 28, 2023, the Company received a written notice (the “First Notice”) from the Nasdaq Staff of Nasdaq notifying the Company that, for 30 consecutive business days, the Company’s MVLS was below the minimum of $50 million required for continued listing on the Nasdaq Global Market pursuant to the Nasdaq Listing Rule 5450(b)(2)(A) (the “Global Market MVLS Standard”). The Nasdaq Staff also noted that the Company did not meet the requirements under Nasdaq Listing Rules 5450(b)(1)(A) (Equity Standard) and 5450(b)(3)(A) (Total Assets/Total Revenue Standard).

On October 9, 2023, the Company received notice (the “Second Notice”) from the Nasdaq Staff notifying the Company that the Company was not in compliance with Nasdaq Listing Rule 5450(a)(2), which requires the Company to maintain a minimum of 400 public holders for continued listing on the Nasdaq Global Market (the “Global Market Minimum Public Holders Rule”).

On November 22, 2023, the Company issued 1,300,000 Class A Ordinary Shares to the Former Sponsor upon the conversion of an equal number of Class B Ordinary Shares. Following the conversion, there were 3,389,996 Class A Ordinary Shares outstanding.

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

Results of Operations and Known Trends or Future Events

Our entire activity from February 9, 2021 (inception) through October 25, 2021, was in preparation for a Public Offering, and since our Public Offering through March 31, 2024, our activity has been limited to identifying and completing a suitable initial Business Combination. We will not generate any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended March 31, 2024 and 2023, we had net income of approximately $0 and $548,000, respectively, which consisted of approximately $263,000 and $2,180,000, respectively of interest income, offset by approximately $263,000 and $197,000, respectively, of loss from operations and, for the three months ended March 31, 2023, the change in fair value of derivative warrant liabilities of approximately $1,435,000. The loss from operations consists primarily of our costs of operating as a public company, as well as costs of searching for a Business Combination.

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

In addition, since we are organized as an exempt company in the Cayman Islands, we are not subject to income tax in either the Cayman Islands or the United States.

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

Subsequent to March 31, 2024, in April 2024, in connection with the Purchase Agreement defined and discussed in Note 9 - Subsequent Events, the Administrative Services Agreement was assigned to New Sponsor.

Effective November 27, 2022, the Board of Directors of the Company appointed its Chief Financial Officer and Secretary (“CFO”). Prior to his appointment as CFO, the CFO served as a paid consultant to the Company. The CFO is not a full-time employee and devotes time to the Company’s affairs on a part-time basis under a consulting agreement with the Company calling for compensation of approximately $100,000 per year. An aggregate of approximately $25,000 was charged to operations for each of the three months ended March 31, 2024 and 2023 for his services

Subsequent to March 31, 2024, in April 2024, in connection with the Purchase Agreement all of the officers and directors of the Company, including the CFO resigned.

Additionally, subsequent to March 31, 2024, in April 2024, the Company appointed Nicholas Geeza as its new CFO and retained his services to be paid at the rate of $5,000 per month. Further, two additional staff members were engaged for an aggregate of approximately $260,000 per year plus certain identified benefits. The above agreements are informal, at will, understandings.

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

On April 14, 2023, in connection with the amendment of the Articles, the Company directed the Trust Account trustee to deliver approximately $187,475,000 to the shareholders that requested redemption. Accordingly, approximately $23,151,000 remained in the Trust Account as of March 31, 2024.

On June 29, 2023, the Company entered into a promissory note (the “Note”) with the Former Sponsor, providing for an aggregate amount of loans up to $1,500,000 to fund the Company’s operating expenses. A total of $250,000 and $275,000, respectively, was drawn down during the periods ended December 31, 2023 and March 31, 2024. At March 31, 2024, approximately $525,000 was outstanding under the Note. The terms of the Note are further described above in “-Recent Development”. In connection with the Purchase Agreement and related agreements entered into subsequent to March 31, 2024 on April 19, 2024, this Note was terminated.

Subsequent to March 31, 2024, on April 24, 2024, the Company issued the Promissory Note to the New Sponsor which provides for borrowings from time to time of up to an aggregate of $2,500,000 for working capital purposes and/or to finance additional deposits into the Company’s Trust Account established by the Company upon the consummation of its Public Offering in connection with the extension of the date by which the Company must consummate an initial Business Combination as set forth in the Articles. The terms of the Promissory Note are further described in Note 9 to the unaudited condensed financial statements. The Promissory Note does not bear interest and is repayable in full by the Company upon the earlier of: (i) the date that the Company consummates a Business Combination and (ii) the date on which the Company liquidates the Trust Account upon the failure of the Company to consummate a Business Combination within the time period set forth in the Articles (each such date, the “Maturity Date”). The Promissory Note may be drawn down by the Company from time to time prior to the Maturity Date. Upon the consummation of a Business Combination, the New Sponsor will have the option (but not the obligation) to convert all or any portion of the principal balance of the Promissory Note into private placement warrants to purchase Class A Ordinary Shares of the Company at a price of $1.00 per warrant. The terms of such private placement warrants (if issued) will be identical to the private placement warrants issued by the Company to its Former Sponsor in a private placement concurrent with the consummation of the IPO. In the event the Company does not consummate a Business Combination, the Promissory Note will be repaid only to the extent that the Company has funds available to it outside of the Trust Account. The Promissory Note is subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the Note and all other sums payable with regard to the Promissory Note becoming immediately due and payable.

Subsequent to March 31, 2024, on April 25, 2024, the Company borrowed $350,000 under the Promissory Note and deposited $209,000 into the Trust Account to fund the initial three-month extension of the Company’s termination date until July 25, 2024 pursuant to an existing automatic extension option that exists in the Articles.

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

We do not believe we will need to raise additional funds following the Public Offering in order to meet the expenditures required for operating our business prior to our initial Business Combination, other than funds available from loans from our Sponsors, their respective affiliates or members of our management team. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial Business Combination. In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial Business Combination, our Sponsors or an affiliate of our Sponsors or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. See Recent Developments—Promissory Note.

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

Liquidity and Going Concern:

In connection with the assessment of going concern considerations in accordance with the Financial Accounting Standard Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, “Presentation of Financial Statements-Going Concern,” at March 31, 2024 the Company has until April 25, 2024 (or until October 25, 2024, as described above) to consummate an initial Business Combination. Subsequent to March 31, 2024, in connection with the Purchase Agreement discussed in Note 9 – Subsequent Events and elsewhere, the date to complete a business combination was extended until July 25, 2024. It is uncertain that the Company will be able to consummate an initial Business Combination by this time. If an initial Business Combination cannot be completed prior to July 25, 2024, there will be a mandatory liquidation and subsequent dissolution of the Company unless, prior to such date, the Company receives an extension approval from its shareholders or elects to extend the date on which an initial Business Combination must be consummated (the Company may extend the date on which an initial Business Combination must be consummated to October 25, 2024 in a three-month extension subject to satisfaction of certain conditions, including the deposit of $0.10 per Unit (or up to approximately $209,000) for such further three-month extension).

Further, as shown in the accompanying condensed financial statements, the Company had approximately $94,000 in cash and cash equivalents at March 31, 2024 and negative cash flows from operations of approximately $195,000 for the three months ended March 31, 2024. The Company also has credit available from the New Sponsor of up to $2,500,000 in working capital loans as described in Note 5. Subsequent to March 31, 2024, in April 2024, in connection with the Purchase Agreement the Company entered into a new Promissory Note which makes $2,500,000 available to the Company for working capital to complete a business combination and pay for approximately $418,000 for two three-month extensions (one of which was paid in April 2024). It is not clear that the Company has sufficient funds, or funds available, to enable it to sustain operations to complete a business combination in the time required.

Management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date these condensed financial statements are released. The Company intends to address this by completing a Business Combination within the proscribed timeframe, including available extensions, however there is no assurance that this can be done. The condensed interim financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Company has not considered the effect of the Public Warrants and Private Placement Warrants to purchase an aggregate of 20,500,000 Class A Ordinary Shares in the calculation of diluted income (loss) per share, since their inclusion would be anti-dilutive under the treasury stock method and because they are contingent on the occurrence of a future event. As a result, diluted income (loss) per ordinary share is the same as basic income (loss) per ordinary share for the periods presented.

At March 31, 2024 and 2023, the Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata among the two classes of shares. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average number of ordinary shares outstanding during the respective period.

The following table reflects the net income per share after allocating income between the shares based on outstanding shares.

	For the three months ended March 31, 2024		For the three months ended March 31, 2023
	Class A	Class B	Class A	Class B
Numerator:
Allocation of income – basic and diluted	$-	$-	$438,000	$110,000
Denominator:
Basic and diluted weighted average ordinary shares outstanding	3,390,000	3,700,000	20,000,000	5,000,000
Basic and diluted net income per ordinary share	$0.00	$0.00	$0.02	$0.02

Class A Ordinary Shares Subject to Possible Redemption:

All of the 20,000,000 Class A ordinary shares sold on October 25, 2021 as part of a Unit in the Public Offering discussed in Note 3 to our condensed financial statements included in Part I, Item 1 of this Quarterly Report. contain a redemption feature which allows for the redemption of the Ordinary Shares under the Company’s liquidation or tender offer/shareholder approval provisions. In connection with the Extension, a total of 167 Class A ordinary shareholders elected to redeem an aggregate of 17,910,004 Class A Ordinary Shares, representing approximately 89.55% of the Class A Ordinary Shares then issued and outstanding, for an aggregate of approximately $187,475,000 in cash, which was paid on or around April 21, 2023. As such, 2,089,996 Class A Ordinary Shares are subject to redemption remain outstanding as of both March 31, 2024 and December 31, 2023.

In accordance with FASB ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of FASB ASC 480. Although the Company did not specify a maximum redemption threshold, the Articles provide that in no event will it redeem its Class A Ordinary Shares in an amount that would cause its net tangible assets (tangible assets less intangible assets and liabilities) to be less than $5,000,001. However, because all of the Class A Ordinary Shares are redeemable, all of the shares are recorded as Class A Ordinary Shares subject to redemption on the Company’s condensed balance sheets.

The Company recognizes changes immediately as they occur and adjusts the carrying value of the securities at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Class A Ordinary Shares are affected by adjustments to additional paid-in capital. Accordingly, at both March 31, 2024 and December 31, 2023, 2,089,996 Class A Ordinary Shares were classified outside of permanent equity, respectively. Class A Ordinary Shares subject to redemption consist of:

	Dollars	Shares
Gross proceeds of Public Offering	$200,000,000	20,000,000
Less: Proceeds allocated to Public Warrants	(7,900,000)	-
Offering costs	(11,234,000)	-
Plus: Remeasurement of carrying value to redemption value at Public Offering date	23,134,000	-
Subtotal at the date of the Public Offering and at December 31, 2021	204,000,000	20,000,000
Plus: Remeasurement of carrying value to redemption value at December 31, 2022	2,946,000	-
Subtotal at December 31, 2022	206,946,000	20,000,000
Less: Payments to shareholders who elected to redeem 17,910,004 Class A ordinary shares in connection with the Extension (as defined below) on or around April 21, 2023	(187,475,000)	(17,910,004)
Plus: Remeasurement of carrying value to redemption value at December 31, 2023	3,419,000
Subtotal at December 31, 2023	22,890,000	2,089,996
Plus: Remeasurement of carrying value to redemption value at March 31, 2024	261,000	-
Class A ordinary shares subject to redemption at March 31, 2024 (unaudited)	$23,151,000	2,089,996

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item. As of March 31, 2024, we were not subject to any market or interest rate risk. The funds in the Trust Account will be maintained in cash in an interest-bearing demand deposit account at a bank until the earlier of our initial Business Combination and our liquidation. Interest on such deposit account is currently approximately 4.5% per annum, but such deposit account carries a variable rate, and we cannot assure you that such rate will not decrease or increase significantly.

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

Our management evaluated, with the participation of our current executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2024, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were effective at March 31, 2024.

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

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2024, covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Certain factors may have a material adverse effect on our business, financial condition and results of operation. An investment in our securities involves a high degree of risk. You should consider carefully the risks and uncertainties described below, in addition to the other information contained herein and our other filings with the SEC, including our financial statements and related notes herein and our other filings with the SEC. In addition to the information set forth in this Quarterly Report, you should carefully consider the risk factors and other cautionary statements described under the heading “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on April 1, 2024 (the “Form 10-K”) which could materially affect our businesses, financial condition, or future results. As of the date of this Quarterly Report, there have been no material changes in our risk factors from those described in our Form 10-K. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
31.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: May 15, 2024	GLOBAL TECHNOLOGY ACQUISITION CORP. I

	By:	/s/ Thomas D. Hennessy
	Name:	Thomas D. Hennessy
	Title:	Chief Executive Officer

Dated: May 15, 2024	GLOBAL TECHNOLOGY ACQUISITION CORP. I

	By:	/s/ Nicholas Geeza
	Name:	Nicholas Geeza
	Title:	Chief Financial Officer

