Form 10-Q
period 2024-06-30
Global Technology Acquisition Corp. I
filed 2024-08-14
CIK 1848821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

GLOBAL TECHNOLOGY ACQUISITION CORP. I

(Exact name of registrant as specified in its charter)

Cayman Islands	001-40948	66-0969672
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(IRS Employer Identification No.)

195 US Hwy 50, Suite 309, Zephyr Cove, Nevada	89488
(Address Of Principal Executive Offices)	(Zip Code)

307-203-7980

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share, $0.0001 par value per share, and one-half of one redeemable warrant	GTACU	The NASDAQ Stock Market LLC
Class A ordinary shares, par value $0.0001 per share	GTAC	The NASDAQ Stock Market LLC
Redeemable warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50 per share	GTACW	The NASDAQ Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 14, 2024, 3,389,996 Class A ordinary shares, par value $0.0001 per share, and 3,700,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

GLOBAL TECHNOLOGY ACQUISITION CORP. I

Form 10-Q

For the Quarter Ended June 30, 2024

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GLOBAL TECHNOLOGY ACQUISITION CORP. I

CONDENSED BALANCE SHEETS

	June 30, 2024	December 31, 2023
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$592,000	$14,000
Prepaid expenses	123,000	65,000
Total current assets	715,000	79,000
Non-current asset – Cash held in Trust Account	23,626,000	22,890,000
Total assets	$24,341,000	$22,969,000
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	91,000	21,000
Accrued liabilities	2,388,000	76,000
Promissory note payable to New Sponsor, net	1,723,000	—
Notes payable to related party	—	250,000
Total current liabilities	4,202,000	347,000
Other liabilities:
Warrant liabilities	1,025,000	615,000
Deferred underwriting compensation	—	3,675,000
Total liabilities	5,227,000	4,637,000
Commitments and Contingencies (see Note 9)
Class A ordinary shares, $0.0001 par value, subject to possible redemption: 2,089,996 shares, at June 30, 2024 and December 31, 2023 (at $11.30 and $10.95 per share, respectively)	23,626,000	22,890,000
SHAREHOLDERS’ DEFICIT
Preferred shares, $0.0001 par value; 1,000,000 shares authorized, none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value, 200,000,000 authorized and 1,300,000 issued and outstanding excluding 2,089,996 shares subject to possible redemption at each date as of June 30, 2024 and December 31, 2023	—	—
Class B ordinary shares, $0.0001 par value, 20,000,000 authorized and 3,700,000 issued and outstanding as of June 30, 2024 and December 31, 2023	—	—
Additional paid-in-capital	3,498,000	—
Accumulated deficit	(8,010,000)	(4,558,000)
Total shareholders’ deficit	(4,512,000)	(4,558,000)
Total liabilities and shareholders’ deficit	$24,341,000	$22,969,000

See accompanying notes to unaudited condensed financial statements

GLOBAL TECHNOLOGY ACQUISITION CORP. I

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
General and administrative expenses	3,334,000	379,000	3,597,000	576,000
Loss from operations	(3,334,000)	(379,000)	(3,597,000)	(576,000)
Other income (expense):
Interest income on Trust Account	265,000	720,000	527,000	2,899,000
Other interest income	3,000	—	5,000	—
Amortization of debt discount	(45,000)	—	(45,000)	—
Waiver of deferred underwriting compensation related to warrants	258,000	—	258,000	—
Change in fair value of conversion feature	72,000	—	72,000	—
Change in fair value of warrant liability	(410,000)	615,000	(410,000)	(820,000)
Total other income	143,000	1,335,000	407,000	2,079,000
Net (loss) income	$(3,191,000)	$956,000	$(3,190,000)	$1,503,000

Weighted average of Class A ordinary shares outstanding – basic and diluted	3,390,000	4,845,000	3,390,000	12,381,000
Net (loss) income per Class A ordinary share – basic and diluted	$(0.45)	$0.10	$(0.45)	$0.09

Weighted average of Class B ordinary shares outstanding – basic and diluted	3,700,000	5,000,000	3,700,000	5,000,000
Net (loss) income per Class B ordinary share – basic and diluted	$(0.45)	$0.10	$(0.45)	$0.09

See accompanying notes to unaudited condensed financial statements

GLOBAL TECHNOLOGY ACQUISITION CORP. I

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

For the three months ended June 30, 2024:

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, March 31, 2024 (unaudited)	1,300,000	$—	3,700,000	$—	$—	$(4,819,000)	$(4,819,000)
Remeasurement of Class A ordinary shares subject to redemption	—	—	—	—	(474,000)	—	(474,000)
Forgiveness of Note payable to related party and Sponsors fees accrued	—	—	—	—	555,000	—	555,000
Waiver of deferred underwriters’ compensation	—	—	—	—	3,417,000	—	3,417,000
Net income	—	—	—	—	—	(3,191,000)	(3,191,000)
Balance, June 30, 2024 (unaudited)	1,300,000	$—	3,700,000	$—	$3,498,000	$(8,010,000)	$(4,512,000)

For the three months ended June 30, 2023:

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, March 31, 2023 (unaudited)	—	$—	5,000,000	$1,000	$—	$(5,104,000)	$(5,103,000)
Remeasurement of Class A ordinary shares subject to redemption	—	—	—	—	—	(720,000)	(720,000)
Net income	—	—	—	—	—	956,000	956,000
Balance, June 30, 2023 (unaudited)	—	$—	5,000,000	$1,000	$—	$(4,868,000)	$(4,867,000)

See accompanying notes to unaudited condensed financial statements

GLOBAL TECHNOLOGY ACQUISITION CORP. I

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(continued)

For the six months ended June 30, 2024:

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2023	1,300,000	$—	3,700,000	$—	$—	$(4,558,000)	$(4,558,000)
Remeasurement of Class A ordinary shares subject to redemption	—	—	—	—	(474,000)	(262,000)	(736,000)
Forgiveness of Note payable to related party and Sponsors fees accrued	—	—	—	—	555,000	—	555,000
Waiver of deferred underwriters’ compensation	—	—	—	—	3,417,000	—	3,417,000
Net loss	—	—	—	—	—	(3,190,000)	(3,190,000)
Balance, June 30, 2024 (unaudited)	1,300,000	$—	3,700,000	$—	$3,498,000	$(8,010,000)	$(4,512,000)

For the six months ended June 30, 2023:

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2022	—	$—	5,000,000	$1,000	$—	$(3,472,000)	$(3,471,000)
Remeasurement of Class A ordinary shares subject to redemption	—	—	—	—	—	(2,899,000)	(2,899,000)
Net income	—	—	—	—	—	1,503,000	1,503,000
Balance, June 30, 2023 (unaudited)	—	$—	5,000,000	$1,000	$—	$(4,868,000)	$(4,867,000)

See accompanying notes to unaudited condensed financial statements

GLOBAL TECHNOLOGY ACQUISITION CORP. I

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the six months ended June 30,
	2024	2023

Cash flows from operating activities:
Net income (loss)	$(3,190,000)	$1,503,000
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Income from cash and investments held in Trust Account	(527,000)	(2,899,000)
Amortization of debt discount	45,000	—
Change in fair value of warrant liability	410,000	820,000
Change in fair value of conversion feature	(72,000)	—
Wavier of deferred underwriting compensation related to warrant portion of public offering	(258,000)	—
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	(58,000)	76,000
Increase in accounts payable	70,000	20,000
Increase in accrued liabilities and other	2,342,000	24,000
Net cash used in operating activities	(1,238,000)	(456,000)
Cash flows from investing activities:
Cash deposited in Trust Account	(209,000)	—
Cash withdrawn from Trust Account	—	187,475,000
Net cash (used) provided from investing activities	(209,000)	187,475,000
Cash flows from financing activities:
Redemption of 17,910,004 Class A ordinary shares	—	(187,475,000)
Cash received from Promissory note to related party	1,750,000	—
Cash received from notes payable to related party	275,000	—
Net cash (used) provided by financing activities	2,025,000	(187,475,000)
Net change in cash	578,000	(456,000)
Cash and cash equivalents at beginning of period	14,000	744,000
Cash and cash equivalents at end of period	$592,000	$288,000
Supplemental disclosure of non-cash financing activities:
Termination of note payable to prior Sponsor	$525,000	$—
Forgiveness of Former Sponsor accrual deemed a capital contribution	$30,000	$—
Waiver of deferred underwriting compensation deemed a capital contribution for equity portion of public offering	$3,417,000	$—
Remeasurement of carrying value to redemption value of Class A ordinary shares subject to redemption	$736,000	$2,899,000

See accompanying notes to unaudited condensed financial statements

GLOBAL TECHNOLOGY ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1—Description of Organization, Business Operations and Liquidity, Including Subsequent Event

Organization and General:

Global Technology Acquisition Corp. I (the “Company”) was incorporated in the Cayman Islands as an exempted company on February 9, 2021. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, or the “Securities Act,” as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”).

At June 30, 2024, the Company had not commenced any operations. All activity for the period from February 9, 2021 (inception) to June 30, 2024 relates to the Company’s formation and the initial public offering (“Public Offering”) described below and, subsequent to the Public Offering, identifying and completing an initial business combination. The Company will not generate any operating revenues until after completion of its initial business combination, at the earliest. The Company generates non-operating income in the form of interest income on investments and cash and cash equivalents from the proceeds derived from the Public Offering.

Former Sponsor and Public Offering:

The Company’s sponsor was originally Global Technology Acquisition I Sponsor LP, an exempted limited liability partnership registered in the Cayman Islands (the “Former Sponsor”). The Company intends to finance a business combination with proceeds from the $200,000,000 Public Offering (Note 4) and a $10,500,000 private placement (the “Private Placement”) (Note 5), net of expenses of the offering and working capital to be available to the Company as well as subsequent redemptions of shares by shareholders (see below). Upon the closing of the Public Offering and the Private Placement on October 25, 2021, $204,000,000 was deposited in a trust account (the “Trust Account”) and as described further below, on April 14, 2023 a total of 167 holders of Class A ordinary shares elected to redeem an aggregate of 17,910,004 Class A ordinary shares, par value $0.0001 per share (the “Class A Ordinary Shares”), representing approximately 89.6% of the Class A Ordinary Shares then issued and outstanding, for an aggregate of approximately $187,475,000 in cash, which was paid on or around April 21, 2023. Accordingly, approximately $23,626,000 remained in the Trust Account as of June 30, 2024.

On April 19, 2024, the Company, the Former Sponsor and HCG Opportunity II, LLC (the “New Sponsor,” together with the Former Sponsor, the “Sponsors”) entered into a securities purchase agreement that resulted in a change in control of the Company as discussed below.

Change in Control of the Company, New Working Capital Notes, Extension of Time to Complete a Business Combination and Related Matters:

In April 2024, the Company, the Former Sponsor and the New Sponsor entered into several transactions as follows:

Purchase Agreement and Change in Control – On April 19, 2024, the Company, the Former Sponsor and the New Sponsor entered into a securities purchase agreement (the “Purchase Agreement”). Pursuant to the Purchase Agreement, among other things: (i) the New Sponsor acquired 3,500,000 of the outstanding 3,700,000 Class B ordinary shares, par value $0.0001 per share (the “Class B Ordinary Shares” and, together with the Class A Ordinary Shares, the “Ordinary Shares”), of the Company and 7,350,000 of the 10,500,000 warrants to purchase Class A Ordinary Shares issued in the Private Placement simultaneously with the closing of the Public Offering (the “Private Placement Warrants”) from the Former Sponsor; (ii) the New Sponsor agreed to cause the Company to pay $250,000 in cash consideration upon closing of the Company’s initial business combination at the Former Sponsor’s direction to entities or accounts as directed by the Former Sponsor; (iii) the New Sponsor entered into a joinder to the Company’s existing Registration Rights Agreement, dated October 20, 2021 (the “Registration Rights Agreement”); (iv) the Former Sponsor assigned the existing Administrative Services Agreement, dated October 20, 2021 with the Company to the New Sponsor (the “Administrative Services Agreement”); and (v) the Company, the New Sponsor and the Company’s former officers and directors party to the existing Letter Agreement dated October 20, 2021 (the “Original Letter Agreement”) entered into an amendment (the “Amendment”) to the Original Letter Agreement (as amended, the “Letter Agreement”).

Following the Closing, Former Sponsor retained (i) 3,150,000 Private Placement Warrants (the “Retained PP Warrants”), (ii) 1,300,000 non-redeemable Class A Ordinary Shares and (iii) and 164,000 Class B Ordinary Shares (together with the retained Class A Ordinary Shares, the “Sponsor Retained Shares”), following the substantially concurrent transfer by certain of the former independent directors of the Company (the “Pre-Closing Independent Directors”) of 84,000 Class B Ordinary Shares to the Former Sponsor. Following such transfers by the Pre-Closing Independent Directors to the Former Sponsor, the Pre-Closing Independent Directors retained an aggregate of 36,000 Class B Ordinary Shares (the “Director Retained Shares”).

The Retained PP Warrants and 200,000 of the Sponsor Retained Shares are subject to any changes, concessions, amendments, forfeitures, restrictions or other agreements (“Changes”) the New Sponsor determines to make in connection with the Company’s initial business combination or otherwise (provided that all such Changes affect all holders of Private Placement Warrants, including the Former Sponsor and the New Sponsor, equally on a pro rata basis). An aggregate of 1,250,000 of the Sponsor Retained Shares and the Director Retained Shares are not be subject to any Changes.

At the closing of the initial business combination, the number of Retained PP Warrants will be equal to at least 30% of the warrants held by the New Sponsor and the Former Sponsor on an aggregate basis and the aggregate number of Sponsor Retained Shares and Director Retained Shares will be equal to at least 30% of the Class A Ordinary Shares and Class B Ordinary Shares held by the New Sponsor, Former Sponsor and the Pre-Closing Independent Directors on an aggregate basis.

On April 19 2024, all of the members of the Board of Directors and officers of the Company resigned and the following persons were appointed to the following positions: (i) Thomas D. Hennessy - Chairman and Chief Executive Officer of the Company, (ii) Nicholas Geeza - Chief Financial Officer of the Company, and (iii) Joseph Beck, Garth Mitchell, Gloria Fu, Courtney Robinson and Javier Saade - independent directors of the Company (together with Mr. Hennessy, the “New Directors”). On June 20, 2024, Courtney Robinson tendered her resignation as a director of the Company, effective immediately. Ms. Robinson’s decision to resign was not a result of any disagreement or dispute with the Board or management of the Company on any matter relating to the Company’s operations, policies or practices.

On April 19, 2024, in connection with the Purchase Agreement the existing working capital loans payable to the Former Sponsor aggregating $525,000 were terminated.

Promissory Note – On April 24, 2024, the Company issued an unsecured promissory note (the “Promissory Note”) to the New Sponsor, which provides for borrowings from time to time of up to an aggregate of $2,500,000 for working capital purposes and/or to finance additional deposits into the Trust Account as set forth in the Company’s Second Amended and Restated Memorandum and Articles of Association (the “Articles”). The Promissory Note and its terms are discussed further in Note 6 – Related Party Transactions.

Extension of Time to Complete an Initial Business Combination – On April 25, 2024, the Company borrowed $225,000 under the Promissory Note and deposited $209,000 into the Trust Account to fund the initial three-month extension of the Company’s termination date until July 25, 2024 pursuant to an existing automatic extension option that exists in the Company’s Articles. Subsequent to June 30, 2024, on July 24, 2024, an aggregate of $209,000 was deposited into the Trust Account by Tyfon Culture Holdings Limited, a Cayman Islands exempted company by shares (“Tyfon”) (Note 2) on our behalf in order to fund the three-month extension of the date by which the Company must consummate an initial business combination from July 25, 2024 to October 25, 2024.

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

On April 14, 2023, the Company’s shareholders approved the Articles which provide that, other than the withdrawal of interest to pay tax obligations, if any, less up to $100,000 interest to pay dissolution expenses, none of the funds held in trust will be released until the earliest of: (a) the completion of the initial business combination, (b) the redemption of any Class A Ordinary Shares included in the units, at a price of $10.00 per unit (the “Units”), sold in the Public Offering (the “Public Shares”) properly submitted in connection with a shareholder vote to amend the Company’s Articles (i) to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete the initial business combination prior to April 25, 2024 (or up to October 25, 2024 in two separate three-month extensions subject to satisfaction of certain conditions, including the deposit of $0.10 per Unit in each case (or up to approximately $209,000 after giving effect to the Company’s shareholders’ redemptions) for each three-month extension (the “Extension”), into the Trust Account, or as extended by the Company’s shareholders in accordance with the Articles (the “Completion Window”)) or (ii) with respect to any other provision relating to shareholders’ rights or pre-business combination activity, and (c) the redemption of the Public Shares if the Company is unable to complete the initial business combination within the Completion Window. The proceeds deposited in the Trust Account could become subject to the claims of creditors, if any, which could have priority over the claims of holders of Class A Ordinary Shares.

On April 25, 2024, the Company deposited $209,000 into the Trust Account to fund the initial three-month extension of the Company’s termination date until July 25, 2024 pursuant to the existing automatic extension option, described above, that exists in the Articles. Subsequent to June 30, 2024, on July 24, 2024, an aggregate of $209,000 was deposited into the Trust Account by Tyfon (Note 2) on our behalf in order to fund the three-month extension of the date by which the Company must consummate an initial business combination from July 25, 2024 to October 25, 2024.

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

The Company, after signing a definitive agreement for a business combination, will either (i) seek shareholder approval of such business combination at a meeting called for such purpose in connection with which shareholders may seek to redeem their shares, regardless of whether they vote for or against the business combination, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial business combination, including interest but less taxes payable and amounts released for taxes, or (ii) provide shareholders with the opportunity to have their shares redeemed by the Company by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to commencement of the tender offer, including interest but less taxes payable and amounts released to the Company for working capital. The decision as to whether the Company will seek shareholder approval of the business combination or will allow shareholders to sell their shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek shareholder approval unless a vote is required by the rules of the Nasdaq Global Market. If the Company seeks shareholder approval, it will complete its business combination only if a majority of the outstanding Ordinary Shares voted are voted in favor of the business combination. However, in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets (total assets less intangible assets and liabilities) to be less than $5,000,001 upon consummation of a business combination. In such case, the Company would not proceed with the redemption of its Public Shares and the related business combination, and instead may search for an alternate business combination.

If the Company holds a shareholder vote or there is a tender offer for shares in connection with a business combination, a holder of Public Shares will have the right to redeem its shares for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial business combination, including interest but less taxes payable and amounts released to the Company for working capital. As a result, such Class A Ordinary Shares are recorded at redemption amount and classified as temporary equity upon the completion of the Public Offering, in accordance with Financial Accounting Standard Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 (“FASB ASC 480”), “Distinguishing Liabilities from Equity.” The amount in the Trust Account, upon closing of the Public Offering on October 25, 2021, was initially $10.20 per Public Share ($204,000,000 held in the Trust Account divided by 20,000,000 Class A Ordinary Shares).

As amended on April 14, 2023, the Company currently has until July 25, 2024, (which, subsequent to June 30, 2024, was extended to October 25, 2024, at the election of the Company in a three-month extension in July 2024, subject to satisfaction of certain conditions, including the deposit by the Company of $0.10 per Unit, in each case approximately $209,000, for each three-month extension, into the Trust Account) to complete its initial business combination. If the Company does not complete a business combination within this period of time, it shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares for a per share pro rata portion of the Trust Account, including interest, but less taxes payable and amounts released to the Company for working capital (less up to $100,000 of such net interest to pay dissolution expenses) and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its creditors and remaining shareholders, as part of its plan of dissolution and liquidation. The Former Sponsor and all other holders of Class B Ordinary Shares, excluding the New Sponsor (the “initial shareholders”). are party to the Letter Agreement, pursuant to which they have waived their rights to participate in any redemption with respect to their initial shares; however, if the initial shareholders or any of the Company’s officers, directors or affiliates acquire Class A Ordinary Shares in or after the Public Offering, they will be entitled to a pro rata share of the Trust Account upon the Company’s redemption or liquidation in the event the Company does not complete a business combination within the Completion Window.

In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the price per Unit in the Public Offering.

Risks and Uncertainties:

Ongoing Conflicts – The impact of ongoing and evolving military conflicts, including for example between Russia and Ukraine and Israel and Gaza, including sanctions and countermeasures, on domestic and global economic and geopolitical conditions in general is not determinable as of the date of these condensed financial statements.

Nasdaq Listing – On June 28, 2023, the Company received a written notice (the “First Notice”) from the Listing Qualifications Department (the “Nasdaq Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that, for 30 consecutive business days, the Company’s Market Value of Listed Securities (“MVLS”) was below the minimum of $50 million required for continued listing on the Nasdaq Global Market pursuant to Nasdaq Listing Rule 5450(b)(2)(A) (the “Market Value Standard”). The Nasdaq Staff also noted that the Company does not meet the requirements under Nasdaq Listing Rules 5450(b)(1)(A) (Equity Standard) and 5450(b)(3)(A) (Total Assets/Total Revenue Standard). On October 9, 2023, the Company received notice (the “Second Notice”) from the Nasdaq Staff notifying the Company that the Company was not in compliance with Nasdaq Listing Rule 5450(a)(2), which requires the Company to maintain a minimum of 400 public holders for continued listing on the Nasdaq Global Market (the “Global Market Minimum Public Holders Rule”).

On November 22, 2023, the Company issued 1,300,000 Class A Ordinary Shares to the Former Sponsor upon the conversion of an equal number of Class B Ordinary Shares (the “Conversion”). The 1,300,000 Class A Ordinary Shares issued in connection with the Conversion are subject to the same restrictions as applied to the Class B Ordinary Shares before the Conversion, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial business combination, as described in the prospectus for the Public Offering. For the avoidance of doubt, such Class A Ordinary Shares issued in connection with the Conversion do not have any redemption rights and are not entitled to liquidating distributions from the trust account if the Company does not consummate an initial business combination.

Following the Conversion, there were 3,389,996 Class A Ordinary Shares issued and outstanding and 3,700,000 Class B Ordinary Shares issued and outstanding. As a result of the Conversion, the Former Sponsor holds approximately 38.3% of the outstanding Class A Ordinary Shares.

On November 24, 2023, the Company submitted its application to transfer the listing of its Class A Ordinary Shares, Units and the warrants sold in the Public Offering (the “Public Warrants”) from the Nasdaq Global Market to the Nasdaq Capital Market.

On November 24, 2023, the Company submitted evidence to the Nasdaq Staff that it is in compliance (the “Plan”) with Nasdaq Listing Rule 5550(b)(2), which requires the Company to maintain a MVLS of at least $35 million (the “Capital Market MVLS Standard”), and Nasdaq Listing Rule 5550(a)(3), which requires the Company maintain a minimum of 300 public holders (the “Capital Market Minimum Public Holders Rule”). The Company further noted to the Nasdaq Staff that, as a result of its application to transfer the listing of its Class A Ordinary Shares, Units and Public Warrants from the Nasdaq Global Market to the Nasdaq Capital Market it intends to comply with the Capital Market MVLS Standard and the Capital Market Minimum Public Holders Rule instead of the Global Market MVLS Standard and the Global Market Minimum Public Holders Rule.

On January 9, 2024, the Nasdaq Staff approved the Company’s application to transfer the listing of the Class A Ordinary Shares, the Units and the Public Warrants from the Nasdaq Global Market to the Nasdaq Capital Market. The Class A Ordinary Shares, the Units and Public Warrants were transferred to the Nasdaq Capital Market at the opening of business on January 16, 2024 and continue to trade under the symbols “GTAC,” “GTACU” and “GTACW,” respectively. The Company received a written notice from the Nasdaq Staff notifying the Company that, based on the materials submitted by the Company in connection with the Plan and the application to transfer the listing of the Class A Ordinary Shares, Units and Public Warrants from the Nasdaq Global Market to the Nasdaq Capital Market, the deficiencies cited in the First Notice and the Second Notice were cured. As discussed further in Note 2, on May 14, 2024, the Company entered into a Business Combination and Merger Agreement (the “Merger Agreement”) with Global Technology Merger Sub Corporation, a Cayman Islands exempted company limited by shares and a direct, wholly owned subsidiary of GTAC (“Merger Sub”), and Tyfon. Tyfon operates an online art marketplace in China and is based in Suzhou, China.

Liquidity and Going Concern:

In connection with the assessment of going concern considerations in accordance with the Financial Accounting Standard Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, “Presentation of Financial Statements-Going Concern,” at June 30, 2024 the Company has until July 25, 2024 (which, subsequent to June 30, 2024, was further extended to October 25, 2024, as described above) to consummate an initial business combination. It is uncertain that the Company will be able to consummate an initial business combination by this time. If an initial business combination cannot be completed prior to October 25, 2024, there will be a mandatory liquidation and subsequent dissolution of the Company unless, prior to such date, the Company receives an extension approval from its shareholders or elects to extend the date on which an initial business combination must be consummated.

Further, as shown in the accompanying unaudited condensed financial statements, the Company had approximately $592,000 in cash and cash equivalents as of June 30, 2024 and negative cash flows from operations of approximately $1,238,000 for the six months ended June 30, 2024. The Company also has credit available from the New Sponsor of up to $2,500,000 in working capital loans, $1,750,000 of which has been drawn as of June 30, 2024, as described in Note 6. It is not clear that the Company has sufficient funds, or funds available, to enable it to sustain operations to complete a business combination in the time required.

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

Note 2—Entry into Merger Agreement

Merger Agreement:

On May 14, 2024, the Company entered into the Merger Agreement with Merger Sub and Tyfon. Tyfon operates an online art marketplace in China and is based in Suzhou, China.

Pursuant to the Merger Agreement, the parties thereto will enter into a business combination transaction (the “Business Combination”) by which, among other others, Merger Sub will merge with and into Tyfon (the “Merger” and, together with the other transactions contemplated by the Merger Agreement, the “Transactions”), with Tyfon surviving the Merger as a wholly owned subsidiary of the Company. Upon closing of the Merger (the “Closing,” and the date on which the Closing occurs, the “Closing Date”), Tyfon will change its name to “Tyfon Culture Inc.”, and its Class A ordinary shares, par value of $0.0001 per share (“New Tyfon Ordinary Shares”) are expected to trade on the Nasdaq Capital Market under the ticker symbol “TFCI.” The Transactions reflect an implied pro forma enterprise value for Tyfon of $428 million, and the consideration payable to the shareholders of Tyfon will consist entirely of New Tyfon Ordinary Shares.

The Transactions are expected to be consummated subject to the terms and conditions set forth in the Merger Agreement, including, among others: (i) there being no governmental order or law in force enjoining or prohibiting the consummation of the Transactions, (ii) no proceedings brought by a third-party to enjoin or otherwise restrict the consummation of the Closing and the Merger, (iii) the proxy statement/prospectus have been declared effective by the Securities and Exchange Commission (the “SEC”), (iv) the receipt of the Purchaser Shareholders’ Approval (as defined in the Merger Agreement), (v) approval by the requisite shareholder of Tyfon of the Transactions, (vi) China Securities Regulatory Commission (“CSRC”) filing procedures having been accepted by the CSRC and published on its website, (vii) the New Tyfon Ordinary Shares and warrants to purchase New Tyfon Ordinary Shares having been approved for listing on Nasdaq and our Class A Ordinary Shares will remain listed for trading on Nasdaq, and (viii) other customary closing conditions related to the parties’ respective representations, warranties and pre-Closing covenants set forth in the Merger Agreement. The consummation of the Business Combination is not subject to any minimum cash condition.

On May 15, 2024, the Company filed a Current Report on Form 8-K with the SEC to report the Merger Agreement and other legal agreements relating to the Business Combination.

Sponsor Support Agreement:

In connection with the execution of the Merger Agreement, the Company and the New Sponsor entered into the sponsor support agreement, dated May 14, 2024 (the “Sponsor Support Agreement”), pursuant to which, among other things, the New Sponsor agreed to (i) vote all Ordinary Shares held by it in favor of the Required GTAC Proposals (as defined in the Sponsor Support Agreement) at the GTAC Shareholders Meeting (as defined in the Sponsor Support Agreement), (ii) not redeem any of its Class A Ordinary Shares, (iii) forfeit all of its existing Private Placement Warrant effective as of immediately prior to the Closing, (iv) waive the anti-dilution rights with respect to the Class B Ordinary Shares set forth in the Company’s organizational documents in connection with the consummation of the Transactions and (v) agreed not to transfer any Ordinary Shares or Public Warrants until the earlier of the Closing and termination of the Merger Agreement in accordance with its terms. Tyfon is a third-party beneficiary of the Sponsor Support Agreement, and the New Sponsor and the Company cannot amend the Sponsor Support Agreement without the written consent of Tyfon.

Note 3—Summary of Significant Accounting Policies

Basis of Presentation:

The accompanying unaudited condensed financial statements of the Company are presented in U.S. dollars and in conformity with accounting principles generally accepted in the United States of America (“GAAP”) pursuant to the rules and regulations of the SEC, specifically Article 8.03 of regulation S-X, and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of June 30, 2024, and the results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for a full year.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on April 1, 2024 (“2023 Form 10-K”).

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

Net Income (Loss) per Ordinary Share:

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260 (“FASB ASC 260”), “Earnings Per Share.” Net income or loss per ordinary share is computed by dividing net income or loss applicable to the holders of Ordinary Shares by the weighted average number of ordinary shares outstanding during the period plus, to the extent dilutive, the incremental number of ordinary shares to settle warrants, as calculated using the treasury stock method.

The Company has not considered the effect of the Public Warrants and Private Placement to purchase an aggregate of 20,500,000 Class A Ordinary Shares in the calculation of diluted income (loss) per ordinary share, since their inclusion would be anti-dilutive under the treasury stock method and because they are contingent on the occurrence of a future event. As a result, diluted income (loss) per ordinary share is the same as basic income (loss) per ordinary share for the periods presented.

At June 30, 2024 and 2023, the Company has two classes of ordinary shares, which are referred to as Class A Ordinary Shares and Class B Ordinary Shares. Income and losses are shared pro rata among the two classes of shares. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average number of ordinary shares outstanding during the respective period.

The following table reflects the net income per ordinary share after allocating income between the shares based on outstanding shares.

	For the three months ended June 30, 2024		For the three months ended June 30, 2023
	Class A	Class B	Class A	Class B
Numerator:
Allocation of (loss) income – basic and diluted	$(1,526,000)	$(1,665,000)	$470,000	$486,000
Denominator:
Weighted average ordinary shares outstanding – basic and diluted	3,390,000	3,700,000	4,845,000	5,000,000
Net (loss) income per ordinary share – basic and diluted	$(0.45)	$(0.45)	$0.10	$0.10

	For the six months ended June 30, 2024		For the six months ended June 30, 2023
	Class A	Class B	Class A	Class B
Numerator:
Allocation of (loss) income – basic and diluted	$(1,525,000)	$(1,665,000)	$1,071,000	$432,000
Denominator:
Weighted average ordinary shares outstanding – basic and diluted	3,390,000	3,700,000	12,381,000	5,000,000
Net (loss) income per ordinary share – basic and diluted	$(0.45)	$(0.45)	$0.09	$0.09

Investments held in Trust Account:

The Company complies with FASB ASC Topic 820 (“FASB ASC 820”), “Fair Value Measurements and Disclosures,” for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

Upon the closing of the Public Offering and the Private Placement, a total of $204,000,000 was deposited into the Trust Account and, on April 14, 2023, a total of 167 holders of Class A Ordinary Shares elected to redeem an aggregate of 17,910,004 Class A Ordinary Shares, representing approximately 89.6% of the Class A Ordinary Shares then issued and outstanding, for an aggregate of approximately $187,475,000 in cash, which was paid on or around April 21, 2023. Approximately $23,626,000 and $22,890,000, respectively, remained in the Trust Account as of June 30, 2024 and December 31, 2023. The proceeds in the Trust Account may be invested in either cash, U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, and that invest solely in U.S. government treasury obligations. As of June 30, 2024 and December 31, 2023, the Trust Account is in cash.

The Company classifies its U.S. government treasury bills and equivalent securities, when it has them, as held-to-maturity in accordance with FASB ASC Topic 320, “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity U.S. government treasury bills are recorded at amortized cost on the balance sheets and adjusted for the amortization of discounts.

Cash and cash equivalents:

The Company considers all highly liquid instruments with maturities of one year or less when acquired to be cash equivalents. As of June 30, 2024 and December 31, 2024, cash and cash equivalents totaled approximately $592,000 and approximately $14,000, respectively.

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

Financial Instruments:

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, approximates the carrying amounts represented in the balance sheets, primarily due to their short-term nature.

Fair Value Measurements:

The Company complies with FASB ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed as of June 30, 2024, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates. One of the more significant accounting estimates included in these condensed financial statements is the determination of the fair value of the Public Warrant and the Private Placement Warrant liabilities.

Offering Costs:

The Company complies with the requirements of the FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (SAB) Topic 5A — “Expenses of Offering.” Costs incurred in connection with preparation for the Public Offering were approximately $11,725,000 including approximately $725,000 of Company costs together with $11,000,000 of underwriters’ discount. Such costs have been allocated to Class A Ordinary Shares subject to redemption ($11,234,000) and warrant liability ($491,000), based on their relative values, and charged to equity or expense (in the case of the portion allocated to warrant liability) upon completion of the Public Offering. The Company retained an independent financial advisor in connection with the Public Offering and paid an agreed amount of $175,000 that was included in offering costs, net of full reimbursement by the underwriters.

During the three and six months ended June 30, 2024, an underwriter representing 52.5% of the 2021 Public Offering (and related deferred underwriting compensation of $3,675,000) waived their right to their deferred underwriting compensation. Such amount was allocated to equity (approximately $3,417,000) and to other income (approximately $258,000, in the case of the portion allocated to warrant liability). Previously, in 2022, the remainder of the deferred offering costs (47.5%) were waived and recorded at that time leaving no remaining balance of deferred underwriting compensation at June 30, 3024.

Class A Ordinary Shares Subject to Possible Redemption:

All of the 20,000,000 Class A Ordinary Shares sold on October 25, 2021 as part of a Unit in the Public Offering discussed in Note 4 contain a redemption feature which allows for the redemption of ordinary shares under the Company’s liquidation or tender offer/shareholder approval provisions. In connection with the Extension, a total of 167 holders of Class A Ordinary Shares elected to redeem an aggregate of 17,910,004 Class A Ordinary Shares, representing approximately 89.6% of the Class A Ordinary Shares then issued and outstanding, for an aggregate of approximately $187,475,000 in cash, which was paid on or around April 21, 2023. As such, there remain 2,089,996 Class A Ordinary Shares subject to redemption outstanding as of June 30, 2024.

In accordance with FASB ASC Topic 480 (“FASB ASB 480”), “Distinguishing Liabilities from Equity, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of FASB ASC 480. Although the Company did not specify a maximum redemption threshold, its Articles provide that in no event will it redeem its Public Shares in an amount that would cause its net tangible assets (tangible assets less intangible assets and liabilities) to be less than $5,000,001. However, because all of the Class A Ordinary Shares are redeemable, all of the shares are recorded as Class A Ordinary Shares subject to redemption on the Company’s condensed balance sheets.

The Company recognizes changes immediately as they occur and adjusts the carrying value of the securities at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Class A Ordinary Shares are affected by adjustments to additional paid-in capital. Accordingly, as of June 30, 2024 and December 31, 2023, 2,089,996 Class A Ordinary Shares at each date were classified outside of permanent equity, respectively. Class A Ordinary Shares subject to redemption consist of:

	Dollars	Shares
Gross proceeds of Public Offering	$200,000,000	20,000,000
Less: Proceeds allocated to Public Warrants	(7,900,000)	—
Offering costs	(11,234,000)	—
Plus: Remeasurement of carrying value to redemption value at Public Offering date	23,134,000	—
Subtotal at the date of the Public Offering and at December 31, 2021	204,000,000	20,000,000
Plus: Remeasurement of carrying value to redemption value at December 31, 2022	2,946,000	—
Subtotal at December 31, 2022	206,946,000	20,000,000
Less: Payments to shareholders who elected to redeem 17,910,004 Class A Ordinary Shares in connection with the Extension on or around April 21, 2023	(187,475,000)	(17,910,004)
Plus: Remeasurement of carrying value to redemption value at December 31, 2023	3,419,000	—
Subtotal at December 31, 2023	22,890,000	2,089,996
Plus: Remeasurement of carrying value to redemption value at June 30, 2024	736,000	—
Class A Ordinary Shares subject to redemption at June 30, 2024 (unaudited)	$23,626,000	2,089,996

Income Taxes:

FASB ASC 740 (“FASB ASC 740”), “Income Taxes” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2024 and December 31, 2023. The Company recognizes interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at June 30, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The Company is considered an exempted Cayman Islands company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Derivative Financial Instruments:

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with FASB ASC Topic 815 (“FASB ASC 815”), “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value upon issuance, and the liability is then re-valued at each reporting date, as determined by the Company based upon observable inputs or a valuation report obtained from its independent third-party valuation firm, with changes in the fair value reported in the unaudited condensed statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Company’s warrant liability is a derivative financial instrument. See Note 7.

Stock-Based Compensation:

The Company accounts for stock-based compensation in accordance with ASC Topic 718, “Compensation—Stock Compensation” (“ASC 718”), which establishes financial accounting and reporting standards for stock-based employee compensation. It defines a fair value-based method of accounting for an employee stock option or similar equity instrument. The Company recognizes all forms of stock-based payments, including stock option grants, warrants and restricted stock grants, at their fair value on the grant date, which are based on the estimated number of awards that are ultimately expected to vest. The Founder Shares were granted subject to certain performance conditions: the occurrence of a Business Combination. Compensation expense related to the Founder Shares is recognized only when the performance conditions are probable of occurrence under the applicable accounting literature in this circumstance. Stock-based compensation expenses are included in general and administrative expenses in the statement of operations. Stock-based payments issued to placement agents are classified as a direct cost of a stock offering and are recorded as a reduction in additional paid in capital.

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

Subsequent Events:

The Company evaluated subsequent events and transactions that occurred after the date of the balance sheet through the date that the financial statements were issued. All such events that would require adjustment or disclosure have been so disclosed in the unaudited condensed financial statements – See Note 1 regarding the further extension of time to complete a business combination from July 25, 2024 to October 25, 2024 made in July 2024.

Note 4—Public Offering

On October 25, 2021, the Company closed on the Public Offering and sale, including the underwriters’ partial exercise of their over-allotment option, of 20,000,000 Units. Each Unit consists of one Class A Ordinary Share and one-half of one Public Warrant. Each whole Public Warrant offered in the Public Offering is exercisable to purchase one Class A Ordinary Share. See Note 7.

The Company granted the underwriters a 45-day option to purchase up to 2,625,000 additional Units to cover any over-allotments, at the Public Offering price less the underwriting discounts and commissions. At the closing of the Public Offering on October 25, 2021, the underwriters’ exercised 2,500,000 Units of such over-allotment option. The warrants that were issued in connection with 2,500,000 over-allotment units exercised are identical to the Public Warrants and have no net cash settlement provisions. As discussed further in Note 8, after the closing of the Public Offering on October 25, 2021, 31,250 of the outstanding Class B Ordinary Shares remained forfeitable and in December 2021 those 31,250 ordinary shares were surrendered and retired.

The Company paid an underwriting discount of 2.0% of the per Unit price, $4,000,000, to the underwriters at the closing of the Public Offering and was obligated to pay a deferred underwriting fee of 3.5% of the per Unit price, $7,000,000, upon the completion of the Company’s initial business combination.

On October 3, 2022, one of the underwriters in the Company’s October 25, 2021 Public Offering agreed to forfeit their 47.5% interest in the deferred underwriting compensation of $7,000,000. As such $3,325,000 was reduced from the deferred underwriting compensation liability and from Class A Ordinary Shares subject to redemption, reducing the amount of this liability from $7,000,000 to $3,675,000 at December 31, 2023. In April 2024, the remaining underwriter in the Company’s October 25, 2021 Public Offering agreed to forfeit their remaining 52.5% interest in the deferred underwriting compensation of $7,000,000. As such $3,725,000 was reduced from the deferred underwriting compensation liability and from Class A Ordinary Shares subject to redemption, reducing the amount of this liability from $3,675,000 to $0 as of June 30, 2024.

As of June 30, 2024 and December 31, 2023, the amount outstanding in the Trust Account was approximately $23,626,000 and $22,890,000, respectively.

Note 5—Trust Account and Fair Value Measurement

In March 2023, the Trust Account’s investment in money market funds was transferred to cash and as such, at June 30, 2024 and December 31, 2023, the proceeds of the Trust Account were invested in cash. As such, the Company has no assets in the Trust Account that require fair value measurement.

Note 6—Related Party Transactions

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

The Company’s initial shareholders and the New Sponsor have agreed not to transfer, assign or sell any of their Founder Shares until the earlier of (A) one year after the completion of the Company’s initial business combination, or (B), subsequent to the Company’s initial business combination, if (x) the last sale price of the Class A Ordinary Shares equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Company’s initial business combination or (y) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction after the initial business combination that results in all of the Company’s shareholders having the right to exchange their ordinary shares for cash, securities or other property.

Private Placement Warrants:

In connection with the closing of the Public Offering on October 25, 2021 (Note 4), the Former Sponsor purchased from the Company an aggregate of 10,500,000 Private Placement Warrants. Each Private Placement Warrant entitles the holder to purchase one Class A Ordinary Share at $11.50 per share. The purchase price of the Private Placement Warrants was added to the proceeds from the Public Offering, net of expenses of the offering and working capital to be available to the Company, to be held in the Trust Account pending completion of the Company’s initial business combination. The Private Placement Warrants (including the Class A Ordinary Shares issuable upon exercise of the Private Placement Warrants) will not be transferable, assignable or salable until 30 days after the completion of the initial business combination and they will be non-redeemable so long as they are held by the Former Sponsor or its permitted transferees. If the Private Placement Warrants are held by someone other than the Former Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. Otherwise, the Private Placement Warrants have terms and provisions that are identical to those of the Public Warrants and have no net cash settlement provisions.

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

Registration Rights:

The Company’s initial shareholders and the holders of the Private Placement Warrants are entitled to registration rights pursuant to the Registration Rights Agreement executed in connection with the closing of the Public Offering on October 25, 2021. These holders are entitled to make up to three demands, excluding short form registration demands, that the Company register such securities for sale under the Securities Act. In addition, these holders will have “piggy-back” registration rights to include their securities in other registration statements filed by the Company. The Company will bear the expenses incurred in connection with the filing of any such registration statements. There will be no penalties associated with delays in registering the securities under the Registration Rights Agreement. On April 19, 2024, the New Sponsor entered into a joinder to the Registration Rights Agreement.

Related Party Loans:

In February 2021, the Former Sponsor agreed to loan the Company an aggregate of $300,000 by drawdowns of not less than $10,000 each against the issuance of an unsecured promissory note (the “Initial Note”) to cover expenses related to the Public Offering. The Initial Note was non-interest bearing and payable on the earlier of December 31, 2021 or the completion of the Public Offering. The Company borrowed a total of $240,000 under the Initial Note prior to October 25, 2021. Upon the closing of the Public Offering on October 25, 2021, the Initial Note was repaid in full and there was no amount outstanding at June 30, 2024 or December 31, 2023.

Working Capital Loans:

If the Former Sponsor, an affiliate of the Former Sponsor or certain of the Company’s officers and directors make any working capital loans, up to $1,500,000 of such loans may be converted into warrants, at the price of $1.00 per warrant, at the option of the lender. Such warrants would be identical to the Private Placement Warrants.

On June 29, 2023, the Company entered into an unsecured convertible promissory note (the “Note”) with the Former Sponsor, providing for an aggregate amount of loans up to $1,500,000 to fund the Company’s operating expenses. During January 2024, the Company borrowed $275,000 under the Note. In November 2023, the Company borrowed $250,000 under the Note. In April 2024, in connection with the Purchase Agreement defined and discussed in Note 1, the Note was terminated. As of June 30, 2024 and December 31, 2023, $0 and $250,000, respectively, was outstanding under the Note. The elimination of this liability was credited to equity in the three and six months ended June 30, 2024 because it was payable to a related party.

The Note bore no interest. All unpaid principal under the Note was to be payable on the earliest to occur of (i) the date on which the Company consummates an initial business combination or (ii) the date of the liquidation of the Company (such date, the “Note Maturity Date”). In the event the Company consummates its initial business combination, the Former Sponsor had the option on the Note Maturity Date to convert up to an aggregate of $1,500,000 of the principal outstanding under the Note into that number of warrants (“Working Capital Warrants”) equal to the portion of the principal amount of the Note being converted divided by $1.00. The terms of the Working Capital Warrants, if any, would be identical to the terms of the Private Placement Warrants. The Note was subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the Note, and all other sums payable with regard to the Note becoming immediately due and payable. The option to convert the working capital loans into warrants qualifies as an embedded derivative under FASB ASC 815 and is required to be recognized at fair value with subsequent changes in fair value recognized in the Company’s statements of income each reporting period until the loan is repaid or converted. As of December 31, 2023, the fair value of this conversion option was not material.

Promissory Note with New Sponsor:

On April 24, 2024, the Company issued the Promissory Note to the New Sponsor, which provides for borrowings from time to time of up to an aggregate of $2,500,000 for working capital purposes and/or to finance additional deposits into the Trust Account established by the Company upon the consummation of its Public Offering in connection with the extension of the date by which the Company must consummate an initial business combination as set forth in the Articles. The Promissory Note does not bear interest and is repayable in full by the Company upon the earlier of: (i) the date that the Company consummates a business combination and (ii) the date on which the Company liquidates the Trust Account upon the failure of the Company to consummate a business combination within the time period set forth in the Articles (each such date, the “Maturity Date”). The Promissory Note may be drawn down by the Company from time to time prior to the Maturity Date. Upon the consummation of a business combination, the New Sponsor will have the option (but not the obligation) to convert all or any portion of the principal balance of the Promissory Note into private placement warrants to purchase Class A Ordinary Shares of the Company at a price of $1.00 per warrant. The terms of such private placement warrants (if issued) will be identical to the private placement warrants issued by the Company to the Former Sponsor in a private placement concurrent with the consummation of the Public Offering. In the event the Company does not consummate a business combination, the Promissory Note will be repaid only to the extent that the Company has funds available to it outside of the Trust Account. The Promissory Note is subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the Promissory Note and all other sums payable with regard to the Promissory Note becoming immediately due and payable.

During the three and six months ended June 30, 2024, the Company drew down $1,750,000, in four installments, under the Promissory Note and that amount is outstanding at June 30, 2024.

The option to convert the working capital loans into Private Placement Warrants qualifies as an embedded derivative under FASB ASC 815 and is required to be recognized at fair value with subsequent changes in fair value recognized in the Company’s statements of income each reporting period until the loan is repaid or converted. The derivative is recorded as a debt discount and amortized over the life of the loan, in this instance to October 25, 2024. The fair value of the conversion feature into the Private Placement Warrants is determined by reference to the public trading of the nearly identical Public Warrants, considered a Level 2 observable input due to the low volume of trading activity.

The following table presents information about the conversion feature of the Company’s Promissory Note that are measured at fair value on a recurring basis as of June 30, 2024 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. There was no such conversion feature to report as of December 31, 2023.

Description	June 30, 2024	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Warrant liabilities at June 30, 2024	$88,000	$—	$88,000	$—

At inception of each of the four drawdowns under the Promissory Note, the fair value of the derivative liability and debt discount was approximately $160,000 at prices ranging from $0.10 to $0.07. During the three and six months ended June 30, 2024, approximately $45,000 was charged to amortization of debt discount, reducing the debt discount to approximately $115,000 at June 30, 2024. The derivative liability is required to be remeasured at June 30, 2024 and the value at that date at $0.05 per warrant was approximately $88,000. As a result, the Promissory Note is presented in the balance sheet at June 30, 2024 as follows:

Face amount of Promissory Note	$1,750,000
Less: debt discount at June 30, 2024	(115,000)
Subtotal	$1,635,000
Add: derivative liability at market at June 30, 2024	88,000
Promissory Note, net	$1,723,000

Administrative Services Agreement:

The Company has agreed to pay $10,000 a month to the Former Sponsor under the Administrative Services Agreement for the services to be provided by one or more investment professionals, creation and maintenance of the Company’s website, and miscellaneous additional services. Services commenced on October 21, 2021, the date the Company’s securities were first listed on the Nasdaq Global Market and will terminate upon the earlier of the consummation by the Company of an initial business combination or the liquidation of the Company. The Company charged $30,000 and $60,000 to operations in each of the three and six months ended June 30, 2024 and 2023, respectively, under this agreement. There was $30,000 included in accrued liabilities at December 31, 2023.

In April 2024, in connection with the Purchase Agreement defined and discussed in Note 1, the Administrative Services Agreement was assigned to the New Sponsor and approximately $30,000 of accrued but unpaid Former Sponsor fees were credited (together with the termination of the Sponsor loan discussed above) to deemed capital contribution on forgiveness of Former Sponsor fee accrual in the accompanying unaudited statements of operations at June 30, 2024.

The Company pays the New Sponsor $10,000 per month (which is a portion of the amounts of operating costs referenced above) for office space, utilities, secretarial and administrative services provided to members of its management team, as well as the services provided by one or more investment professionals, creation and maintenance of its website, and miscellaneous additional services and other expenses and obligations of the New Sponsor.

Agreements with Management:

In April 2024, in connection with the Purchase Agreement defined and discussed in Note 1, all of the members of the Board of Directors and officers of the Company resigned. Also in April 2024, the Company appointed new officers and directors including a Chief Financial Officer and retained his services to be paid at the rate of $5,500 per month. Further, two additional staff members were also engaged for an aggregate of approximately $270,000 per year plus certain identified benefits. The above agreements are informal, at will, understandings. The Company charged approximately $92,000 to operations in the three and six months ended June 30, 2024 and no amounts in the three and six months ended June 30, 2023.

Previously, effective November 27, 2022, the Board of Directors appointed its Chief Financial Officer and Secretary (“CFO”). Prior to his appointment as CFO, the CFO served as a paid consultant to the Company. The CFO was not a full-time employee and devoted time to the Company’s affairs on a part-time basis under a consulting agreement with the Company calling for compensation of approximately $100,000 per year. An aggregate of approximately $25,000 and $50,000, respectively, was charged to operations for the three and six months ended June 30, 2023, and approximately $0 and 25,000, respectively, was charged to operations for the three and six months ended June 30, 2024, for his services.

Note 7—Warrant liabilities

As of June 30, 2024 and December 31, 2023, the Company had a total of 20,500,000 warrants outstanding, including 10,000,000 Public Warrants and 10,500,000 Private Placement Warrants.

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

The following table presents information about the Company’s warrant liabilities that are measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	June 30, 2024	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Warrant Liabilities:
Public Warrants	$500,000	$—	$500,000	$—
Private Placement Warrants	$525,000	$—	$525,000	$—
Warrant liabilities at June 30, 2024	$1,025,000	$—	$1,025,000	$—

Description	December 31, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Warrant Liabilities:
Public Warrants	$300,000	$—	$300,000	$—
Private Placement Warrants	$315,000	$—	$315,000	$—
Warrant liabilities at December 31, 2023	$615,000	$—	$615,000	$—

During the six months ended June 30, 2024, the trading in the Company’s warrants remained less active and so the Company values its Public Warrants based on the significantly other observable inputs – Level 2 using the public trading price ($0.05 and $0.03 per warrant, respectively, as of June 30, 2024 and December 31, 2023) as a guide. Since the Private Placement Warrants are substantially similar to the Public Warrants but do not trade, the Company valued them based on the value of the Public Warrants (significant other observable inputs – Level 2). The Company is required to record the warrants at fair value at each reporting period, with changes in fair value recognized in the statements of operations. Transfers between Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs.

The warrant liabilities are not subject to qualified hedge accounting.

Note 8—Shareholders’ Deficit

Ordinary Shares:

The authorized ordinary shares of the Company include 200,000,000 Class A Ordinary Shares, par value $0.0001, and 20,000,000 Class B Ordinary Shares, par value $0.0001, or 220,000,000 Ordinary Shares in total. Upon completion of the Public Offering, the Company may (depending on the terms of the business combination) be required to increase the authorized number of shares at the same time as its shareholders vote on the business combination to the extent the Company seeks shareholder approval in connection with its business combination. Holders of Class A Ordinary Shares and Class B Ordinary Shares vote together as a single class and are entitled to one vote for each Class A Ordinary Share and Class B Ordinary Share.

In connection with the Extension, a total of 167 holders of Class A Ordinary Shares elected to redeem an aggregate of 17,910,004 Class A Ordinary Shares, representing approximately 89.55% of the Class A Ordinary Shares then issued and outstanding, for an aggregate of approximately $187,475,000 in cash, which was paid on or around April 21, 2023.

On November 22, 2023 the Company issued an aggregate of 1,300,000 Class A Ordinary Shares to the Former Sponsor upon the Conversion. The 1,300,000 Class A Ordinary Shares issued in connection with the Conversion are subject to the same restrictions as applied to the Class B Ordinary Shares before the Conversion, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial business combination and such shares are not entitled to liquidating distributions from the trust account if the Company does not consummate an initial business combination.

As of both June 30, 2024 and December 31, 2023 there were 3,700,000 Class B Ordinary Shares issued and outstanding and 1,300,000 Class A Ordinary Shares issued and outstanding (excluding 2,089,996 Class A Ordinary Shares at both dates that were subject to possible redemption).

Preferred Shares:

The Company is authorized to issue 1,000,000 preferred shares, par value $0.0001, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of June 30, 2024 and December 31, 2023, there were no preferred shares issued or outstanding.

Note 9—Commitments and Contingencies

Registration Rights:

The Company’s initial shareholders are, and the holders of the Private Placement Warrants will be, entitled to registration rights, as described in Note 5, pursuant to the Registration Rights Agreement executed in connection with the Public Offering. On April 19, 2024, the New Sponsor entered into a joinder to the Registration Rights Agreement.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report on Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the risk factors described in Part I, Item 1A “Risk Factors” included in our 2023 Form 10-K as well as Item 1A, Part II of this Quarterly Report. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated on February 9, 2021 as a Cayman Islands exempted company for the purpose of effecting a business combination. We are an emerging growth company and, as such, we are subject to all of the risks associated with emerging growth companies. We intend to effectuate our initial business combination using cash from the proceeds of the Public Offering and the sale of the Private Placement Warrants, our shares, debt or a combination of cash, equity and debt.

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

As indicated in the accompanying unaudited condensed financial statements, as of June 30, 2024 we had approximately $592,000 of cash and cash equivalents and approximately $3,487,000 of negative working capital. Further, we expect to incur significant costs in the pursuit of our initial business combination. We cannot assure you that our plans to complete our initial business combination will be successful.

Recent Developments

Business Combination:

On May 14, 2024, the Company entered into the Merger Agreement with Merger Sub and Tyfon. Tyfon operates an online art marketplace in China and is based in Suzhou, China.

Pursuant to the Merger Agreement, the parties thereto will enter into the Business Combination by which, among other others, Merger Sub will merge with and into Tyfon with Tyfon surviving the Merger as a wholly owned subsidiary of the Company. Upon Closing, Tyfon will change its name to “Tyfon Culture Inc.”, and New Tyfon Ordinary Shares are expected to trade on the Nasdaq Capital Market under the ticker symbol “TFCI.” The Transactions reflect an implied pro forma enterprise value for Tyfon of $428 million, and the consideration payable to the shareholders of Tyfon will consist entirely of New Tyfon Ordinary Shares.

The Transactions are expected to be consummated subject to the terms and conditions set forth in the Merger Agreement, including, among others: (i) there being no governmental order or law in force enjoining or prohibiting the consummation of the Transactions, (ii) no proceedings brought by a third-party to enjoin or otherwise restrict the consummation of the Closing and the Merger, (iii) the proxy statement/prospectus have been declared effective by the SEC, (iv) the receipt of the Purchaser Shareholders’ Approval, (v) approval by the requisite shareholder of Tyfon of the Transactions, (vi) CSRC filing procedures having been accepted by the CSRC and published on its website, (vii) the New Tyfon Ordinary Shares and warrants to purchase New Tyfon Ordinary Shares having been approved for listing on Nasdaq and our Class A Ordinary Share will remain listed for trading on Nasdaq, and (viii) other customary closing conditions related to the parties’ respective representations, warranties and pre-Closing covenants set forth in the Merger Agreement. The consummation of the Business Combination is not subject to any minimum cash condition.

On May 15, 2024, the Company filed a Current Report on Form 8-K with the SEC to report the Merger Agreement and other legal agreements relating to the Business Combination.

Sponsor Support Agreement:

In connection with the execution of the Merger Agreement, the Company and the New Sponsor entered into the Sponsor Support Agreement, pursuant to which, among other things, the New Sponsor agreed to (i) vote all Ordinary Shares held by it in favor of the Required GTAC Proposals at the GTAC Shareholders Meeting, (ii) not redeem any of its Class A Ordinary Shares, (iii) forfeit all of its existing Private Placement Warrant effective as of immediately prior to the Closing, (iv) waive the anti-dilution rights with respect to the Class B Ordinary Shares set forth in the Company’s organizational documents in connection with the consummation of the Transactions and (v) agreed not to transfer any Ordinary Shares or Public Warrants until the earlier of the Closing and termination of the Merger Agreement in accordance with its terms. Tyfon is a third-party beneficiary of the Sponsor Support Agreement, and the New Sponsor and the Company cannot amend the Sponsor Support Agreement without the written consent of Tyfon.

For more information about the Merger Agreement, the Sponsor Support Agreement and the Transactions, see our Current Report on Form 8-K filed with the SEC on May 15, 2024. Unless specifically stated, this Quarterly Report on Form 10-Q does not give effect to the proposed Transactions and does not contain the risks associated with the proposed Transactions.

Purchase Agreement and Change in Control:

On April 19, 2024, the Company, the Former Sponsor and the New Sponsor entered into the Purchase Agreement on terms substantially consistent with the Term Sheet executed on April 10, 2024 and, on April 19, 2024 (the “Acquisition Closing Date”), consummated the transactions contemplated thereby (the “Acquisition Closing”). Pursuant to the Purchase Agreement, at the Acquisition Closing, among other things: (i) the New Sponsor acquired 3,500,000 of the 3,700,000 Class B Ordinary Shares and 7,350,000 of the 10,500,000 Private Placement Warrants from the Former Sponsor; (ii) the New Sponsor to cause the Company to pay $250,000 in cash consideration upon closing of the Company’s initial business combination at the Former Sponsor’s direction to entities or accounts as directed by the Former Sponsor; (iii) the New Sponsor entered into a joinder to the Registration Rights Agreement; (iv) the Former Sponsor assigned the existing Administrative Services Agreement with the Company to the New Sponsor; (v) all of the directors and officers of the Company resigned, and each of the New Directors and officers designated by the New Sponsor was appointed as directors and officers, respectively, of the Company; (vi) as further described below, the Company, the New Sponsor and the Company’s former officers and directors party to the Original Letter Agreement entered into the Amendment; (vii) the Note was terminated; and (viii) the New Sponsor acquired a new D&O insurance policy, which includes coverage for full prior acts.

Following the Acquisition Closing, Former Sponsor retained (i) 3,150,000 Retained PP Warrants, (ii) 1,300,000 non-redeemable Class A Ordinary Shares and (iii) and 164,000 Class B Ordinary Shares, following the substantially concurrent transfer by the Pre-Closing Independent Directors of 84,000 Class B Ordinary Shares to the Former Sponsor. Following such transfers by the Pre-Closing Independent Directors to the Former Sponsor, the Pre-Closing Independent Directors retained an aggregate of 36,000 Class B Ordinary Shares.

The Retained PP Warrants and 200,000 of the Sponsor Retained Shares are subject to any Changes the New Sponsor determines to make in connection with the Company’s initial business combination or otherwise (provided that all such Changes affect all holders of Private Placement Warrants, including the Former Sponsor and the New Sponsor, equally on a pro rata basis). An aggregate of 1,250,000 of the Sponsor Retained Shares and the Director Retained Shares are not be subject to any Changes.

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

On the Closing Date, all of the members of the Board of Directors and officers of the Company resigned and the following persons were appointed to the following positions: (i) Thomas D. Hennessy - Chairman and Chief Executive Officer of the Company, (ii) Nicholas Geeza - Chief Financial Officer of the Company, and (iii) Joseph Beck, Garth Mitchell, Gloria Fu, Courtney Robinson and Javier Saade - independent directors of the Company. On June 20, 2024, Courtney Robinson tendered her resignation as a director of the Company, effective immediately. Ms. Robinson’s decision to resign was not a result of any disagreement or dispute with the Board or management of the Company on any matter relating to the Company’s operations, policies or practices.

Also on the Closing Date, in April 2024, the Working Capital Notes discussed in Note 6 of the accompanying notes to the unaudited condensed financial statements and payable to the Former Sponsor was terminated.

Promissory Note:

On April 24, 2024, the Company issued the Promissory Note to the New Sponsor, which provides for borrowings from time to time of up to an aggregate of $2,500,000 for working capital purposes and/or to finance additional deposits into the Trust Account established by the Company upon the consummation of its Public Offering in connection with the extension of the date by which the Company must consummate an initial business combination as set forth in the Articles. The Promissory Note does not bear interest and is repayable in full by the Company upon the earlier of: (i) the date that the Company consummates a business combination and (ii) the Maturity Date. The Promissory Note may be drawn down by the Company from time to time prior to the Maturity Date. Upon the consummation of a business combination, the New Sponsor will have the option (but not the obligation) to convert all or any portion of the principal balance of the Promissory Note into private placement warrants to purchase Class A Ordinary Shares of the Company at a price of $1.00 per warrant. The terms of such private placement warrants (if issued) will be identical to the private placement warrants issued by the Company to the Former Sponsor in a private placement concurrent with the consummation of the Public Offering. In the event the Company does not consummate a business combination, the Promissory Note will be repaid only to the extent that the Company has funds available to it outside of the Trust Account. The Promissory Note is subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the Promissory Note and all other sums payable with regard to the Promissory Note becoming immediately due and payable.

During the three and six months ended June 30, 2024, the Company borrowed $1,750,000 under the Promissory Note and such amount was outstanding at June 30, 2024.

The option to convert the working capital loans into Private Placement Warrants qualifies as an embedded derivative under FASB ASC 815 and is required to be recognized at fair value with subsequent changes in fair value recognized in the Company’s statements of income each reporting period until the loan is repaid or converted. The derivative is recorded as a debt discount and amortized over the life of the loan, in this instance to October 25, 2024. The fair value of the conversion feature into the Private Placement Warrants is determined by reference to the public trading of the nearly identical Public Warrants, considered a Level 2 observable input due to the low volume of trading activity.

At inception of each of the four drawdowns under the Promissory Note, the fair value of the derivative liability and debt discount was approximately $160,000 at prices ranging from $0.10 to $0.07. During the three and six months ended June 30, 2024, approximately $45,000 was charged to amortization of debt discount, reducing the debt discount to approximately $115,000 at June 30, 2024. The derivative liability is required to be remeasured at June 30, 2024 and the value at that date at $0.05 per warrant was approximately $88,000. As a result, the Promissory Note is presented in the balance sheet at June 30, 2024 as follows:

Face amount of Promissory Note	$1,750,000
Less: debt discount at June 30, 2024	(115,000)
Subtotal	$1,635,000
Add: derivative liability at market at June 30, 2024	88,000
Promissory Note, net	$1,723,000

Extension of Time to Complete an Initial Business Combination:

On April 25, 2024, the Company borrowed $225,000 under the Promissory Note and deposited $209,000 into the Trust Account to fund the initial three-month extension of the Company’s termination date until July 25, 2024 pursuant to an existing automatic extension option that exists in the Articles. On July 24, 2024, an additional $209,000 was deposited into the Trust Account by Tyfon ( Note 2) on our behalf to fund the further three-month extension of the Company’s termination date until October 25, 2024.

Waiver of Deferred Underwriting Compensation:

In April 2024, the Company received a waiver from one of the underwriters in the Public Offering of its deferred underwriting compensation of $3,675,000. Such amount was allocated to equity (approximately $3,417,000) and to other income (approximately $258,000, in the case of the portion allocated to warrant liability) in the accompanying condensed financial statements. This followed a similar waiver in October 2022 received from the other underwriter in the Public Offering in 2022.

Nasdaq Compliance and Transfer of Listing:

On June 28, 2023, On June 28, 2023, the Company received the First Notice from the Nasdaq Staff of Nasdaq notifying the Company that, for 30 consecutive business days, the Company’s MVLS was below the Global Market MVLS Standard. The Nasdaq Staff also noted that the Company did not meet the requirements under Nasdaq Listing Rules 5450(b)(1)(A) (Equity Standard) and 5450(b)(3)(A) (Total Assets/Total Revenue Standard).

On October 9, 2023, the Company received the Second Notice from the Nasdaq Staff notifying the Company that the Company was not in compliance with the “Global Market Minimum Public Holders Rule.

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

On November 24, 2023, the Company submitted the Plan to the Nasdaq Staff, which requires the Company to comply with the Capital Market MVLS Standard, and Nasdaq Listing Rule 5550(a)(3), which requires the Company comply with the Capital Market Minimum Public Holders Rule. The Company further noted to the Nasdaq Staff that, as a result of its application to transfer the listing of its Class A Ordinary Shares, Units and Public Warrants from the Nasdaq Global Market to the Nasdaq Capital Market it intends to comply with the Capital Market MVLS Standard and the Capital Market Minimum Public Holders Rule instead of the Global Market Minimum Public Holders Rule and the Global Market MVLS Standard.

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

Results of Operations and Known Trends or Future Events

Our entire activity from February 9, 2021 (inception) through October 25, 2021, was in preparation for a Public Offering, and since our Public Offering through June 30, 2024, our activity has been limited to identifying and completing a suitable initial business combination. We will not generate any operating revenues until the closing and completion of our initial business combination.

For the three and six months ended June 30, 2024, we had net loss of approximately $3,191,000 and 3,190,000, respectively, including loss from operations of approximately $3,334,000 and $3,597,000, respectively. The loss from operations for the three and six months ended June 30, 2024 consists of approximately $2,945,000 and $3,011,000, respectively, of costs associated with our business combination efforts and approximately $389,000 and $839,000 of costs associated with our operating as a public company. In the three and six months ended June 30, 2024, these operating costs were partially offset by (a) interest income of approximately $268,000 and 532,000, respectively, plus (b) waiver of deferred underwriting compensation of $258,000 and $258,000, respectively, (c) $72,000 credit to record the increase in fair value of the conversion feature of the Promissory Note, and less $(410,000) and $(410,000), respectively, of cost associated with the change in value of our derivative warrant liabilities and ($45,000) and ($45,000), respectively, of amortization of debt discount costs.

For the three and six months ended June 30, 2023, we had net income of approximately $956,000 and $1,503,000, respectively, which consisted of an approximately $615,000 and $(820,000), respectively, change in fair value of derivative warrant liabilities, and approximately $720,000 and $2,899,000, respectively, of interest income on cash and investments held in the Trust Account, partly offset by approximately $379,000 and $576,000, respectively, of loss from operations. The loss from operations consists primarily of our costs of operating as a public company, as well as costs of searching for a business combination.

As discussed further in Note 7 to our unaudited condensed financial statements included in Part I, Item 1 of this Quarterly Report (and below), the Company accounts for its outstanding Public Warrants and Private Placement Warrants, as well as the conversion feature of its convertible Promissory Note, as derivative liabilities in the accompanying unaudited condensed financial statements. As a result, the Company is required to measure the fair value of the Public Warrants and Private Placement Warrants at the end of each reporting period and recognize changes in the fair value from the prior period in the Company’s operating results for each current period.

In addition, since we are organized as an exempt company in the Cayman Islands, we are not subject to income tax in either the Cayman Islands or the United States.

We have entered into an administrative services agreement pursuant to which we pay our New Sponsor $10,000 per month (which is a portion of the amounts of operating costs referenced above) for office space, utilities, secretarial and administrative services provided to members of our management team, as well as the services provided by one or more investment professionals, creation and maintenance of our website, and miscellaneous additional services and other expenses and obligations of our New Sponsor. In April 2024, we employed two individuals under verbal agreements to provide management and other services to us for a monthly compensation of approximately $23,000 plus certain benefits under informal, at will, understandings. Furthermore, we may enter into consulting arrangements directly or indirectly with individuals (who will not be our executive officers) to provide similar services.

In April 2024, in connection with the Purchase Agreement defined and discussed in Note 1, the Administrative Services Agreement was assigned to New Sponsor and in connection therewith, approximately $30,000 of accrued but unpaid Former Sponsor fees were written off and accounted for as a contribution of capital to the Company from a related party.

In April 2024, in connection with the Purchase Agreement defined and discussed in Note 1, all of the officers and directors of the Company resigned. Also in April 2024, the Company appointed a new officers and directors including Nicholas Geeza as Chief Financial Officer and retained his services to be paid at the rate of $5,500 per month, plus certain benefits, under informal, at will, understandings.

Effective November 27, 2022, the Board of Directors appointed its CFO. Prior to his appointment as CFO, the CFO served as a paid consultant to the Company. The CFO is not a full-time employee and devotes time to the Company’s affairs on a part-time basis under a consulting agreement with the Company calling for compensation of approximately $100,000 per year. An aggregate of approximately $0 and $25,000, respectively, was charged to operations for each of the three and six months ended June 30, 2024 and 2023 for his services.

Liquidity and Capital Resources

Our liquidity needs were satisfied prior to the completion of the Public Offering through (i) $25,000 paid by our Former Sponsor to cover certain of our offering and formation costs in exchange for the issuance of the Founder Shares to our Former Sponsor and (ii) the receipt of loans to us of up to $240,000 by our Former Sponsor under an unsecured promissory note through closing of the Public Offering on October 25, 2021 and upon closing of the Public Offering, the entire balance of $240,000 was repaid.

The net proceeds from (i) the sale of the Units in the Public Offering, after deducting offering expenses of approximately $725,000, underwriting commissions of $4,000,000 including the commission on the underwriters’ over-allotment option exercise (excluding deferred underwriting commissions of $7,000,000, including the deferred commission on the underwriters’ over-allotment option, 47.5% of which has been forfeited on October 3, 2022 by one of the underwriters in the Public Offering, and including the deferred commission on the underwriters’ over-allotment option), and (ii) the sale of the Private Placement Warrants for a purchase price of $10,500,000 including the amount paid in connection with the underwriters’ over-allotment option exercise were approximately $205,775,000. Of this amount, $204,000,000 was deposited in the Trust Account, which includes the deferred underwriting commissions described above. The proceeds held in the Trust Account is required to be, and is invested only in cash or U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. The remaining $1,775,000 has not been held in the Trust Account.

On April 14, 2023, in connection with the amendment of the Articles, the Company directed the Trust Account trustee to deliver approximately $187,475,000 to the shareholders that requested redemption. Accordingly, approximately $23,626,000 remained in the Trust Account as of June 30, 2024.

On June 29, 2023, the Company entered into the Note with the Former Sponsor, providing for an aggregate amount of loans up to $1,500,000 to fund the Company’s operating expenses. A total of $250,000 and $275,000, respectively, was drawn down during the periods ended December 31, 2023 and June 30, 2024. At March 31, 2024, approximately $525,000 was outstanding under the Note. The terms of the Note are further described above in “—Recent Developments”. In connection with the Purchase Agreement and related agreements entered into subsequent to April 19, 2024, this Note was terminated and the amounts outstanding, $525,000 were reversed as waiver of deferred underwriting compensation related to warrants in the accompanying unaudited condensed statements of operations as of June 30, 2024.

On April 24, 2024, the Company issued the Promissory Note to the New Sponsor which provides for borrowings from time to time of up to an aggregate of $2,500,000 for working capital purposes and/or to finance additional deposits into the Trust Account established by the Company upon the consummation of its Public Offering in connection with the extension of the date by which the Company must consummate an initial business combination as set forth in the Articles. The terms of the Promissory Note are further described in Note 6 to the unaudited condensed financial statements. The Promissory Note does not bear interest and is repayable in full by the Company upon the earlier of: (i) the date that the Company consummates a business combination and (ii) the Maturity Date. The Promissory Note may be drawn down by the Company from time to time prior to the Maturity Date. Upon the consummation of a business combination, the New Sponsor will have the option (but not the obligation) to convert all or any portion of the principal balance of the Promissory Note into private placement warrants to purchase Class A Ordinary Shares at a price of $1.00 per warrant. The terms of such private placement warrants (if issued) will be identical to the private placement warrants issued by the Company to its Former Sponsor in a private placement concurrent with the consummation of the Public Offering. In the event the Company does not consummate a business combination, the Promissory Note will be repaid only to the extent that the Company has funds available to it outside of the Trust Account. The Promissory Note is subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the Note and all other sums payable with regard to the Promissory Note becoming immediately due and payable.

On April 25, 2024, the Company borrowed $225,000 under the Promissory Note and deposited $209,000 into the Trust Account to fund the initial three-month extension of the Company’s termination date until July 25, 2024 pursuant to an existing automatic extension option that exists in the Articles. During the three and six months ended June 30, 2024, the Company borrowed an aggregate $1,750,000 under the Promissory Note which amount remains outstanding at June 30, 2024. See also Recent Events, Promissory Note above.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable and deferred underwriting commissions) to complete our initial business combination. We may withdraw interest income (if any) to pay income taxes, if any. Since we are an exempt Cayman Islands company, we do not expect to pay income taxes in the Cayman Islands or in the United States. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies. Prior to the completion of our initial business combination, we had available to us the initial $1,775,000 of proceeds held outside the Trust Account, as well as certain funds from loans from our New Sponsor, its affiliates or members of our management team. We are using these funds to primarily identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

We do not believe we will need to raise additional funds following the Public Offering in order to meet the expenditures required for operating our business prior to our initial business combination, other than funds available from loans from our New Sponsor, their respective affiliates or members of our management team. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our New Sponsor or an affiliate of our New Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. See Recent Developments—Promissory Note.

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

Liquidity and Going Concern:

In connection with the assessment of going concern considerations in accordance with the FASB ASC Topic 205-40, “Presentation of Financial Statements-Going Concern,” as of June 30, 2024 the Company has until July 25, 2024 (which, subsequent to June 30, 2024, was further extended to October 25, 2024, as described above) to consummate an initial business combination. It is uncertain that the Company will be able to consummate an initial business combination by this time. If an initial business combination cannot be completed prior to October 25, 2024, there will be a mandatory liquidation and subsequent dissolution of the Company unless, prior to such date, the Company receives an extension approval from its shareholders or elects to extend the date on which an initial business combination must be consummated.

Further, as shown in the accompanying unaudited condensed financial statements, the Company had approximately $592,000 in cash and cash equivalents at June 30, 2024 and negative cash flows from operations of approximately $1,238,000 for the six months ended June 30, 2024. The Company also has credit available from the Sponsor of up to $2,500,000 in working capital loans, $1,750,000 of which has been drawn as of June 30, 2024, as described in Note 6 to the condensed financial statements. It is not clear that the Company has sufficient funds, or funds available, to enable it to sustain operations to complete a business combination in the time required.

Management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date these condensed financial statements are released. The Company intends to address this by completing a business combination within the proscribed timeframe, including available extensions, however there is no assurance that this can be done. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Accounting Estimates

The requirement under 229.303 (Item 303) Management’s discussion and analysis of financial condition and results of operations is:

Critical accounting estimates – Critical accounting estimates are those estimates made in accordance with generally accepted accounting principles that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on the financial condition or results of operations of the registrant. Provide qualitative and quantitative information necessary to understand the estimation uncertainty and the impact the critical accounting estimate has had or is reasonably likely to have on financial condition or results of operations to the extent the information is material and reasonably available. This information should include why each critical accounting estimate is subject to uncertainty and, to the extent the information is material and reasonably available, how much each estimate and/or assumption has changed over a relevant period, and the sensitivity of the reported amount to the methods, assumptions and estimates underlying its calculation.

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

Net Income (Loss) per Ordinary Share:

The Company complies with accounting and disclosure requirements of FASB ASC 260. Net income or loss per ordinary share is computed by dividing net income or loss applicable to the Ordinary Shares shareholders by the weighted average number of ordinary shares outstanding during the period plus, to the extent dilutive, the incremental number of ordinary shares to settle warrants, as calculated using the treasury stock method.

The Company has not considered the effect of the Public Warrants and Private Placement Warrants to purchase an aggregate of 20,500,000 Class A Ordinary Shares in the calculation of diluted income (loss) per ordinary share, since their inclusion would be anti-dilutive under the treasury stock method and because they are contingent on the occurrence of a future event. As a result, diluted income (loss) per ordinary share is the same as basic income (loss) per ordinary share for the periods presented.

At June 30, 2024 and 2023, the Company has two classes of ordinary shares, which are referred to as Class A Ordinary Shares and Class B Ordinary Shares. Income and losses are shared pro rata among the two classes of shares. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average number of ordinary shares outstanding during the respective period.

The following table reflects the net income per share after allocating income between the shares based on outstanding shares.

	For the three months ended June 30, 2024		For the three months ended June 30, 2023
	Class A	Class B	Class A	Class B
Numerator:
Allocation of (loss) income – basic and diluted	$(1,526,000)	$(1,665,000)	$470,000	$486,000
Denominator:
Weighted average ordinary shares outstanding – basic and diluted	3,390,000	3,700,000	4,845,000	5,000,000
Net (loss) income per ordinary share – basic and diluted	$(0.45)	$(0.45)	$0.10	$0.10

	For the six months ended June 30, 2024		For the six months ended June 30, 2023
	Class A	Class B	Class A	Class B
Numerator:
Allocation of (loss) income – basic and diluted	$(1,525,000)	$(1,665,000)	$1,071,000	$432,000
Denominator:
Weighted average ordinary shares outstanding – basic and diluted	3,390,000	3,700,000	12,381,000	5,000,000
Net (loss) income per ordinary share – basic and diluted	$(0.45)	$(0.45)	$0.09	$0.09

Class A Ordinary Shares Subject to Possible Redemption:

All of the 20,000,000 Class A Ordinary Shares sold on October 25, 2021 as part of a Unit in the Public Offering discussed in Note 4 to our unaudited condensed financial statements included in Part I, Item 1 of this Quarterly Report. contain a redemption feature which allows for the redemption of the Ordinary Shares under the Company’s liquidation or tender offer/shareholder approval provisions. In connection with the Extension, a total of 167 holders of Class A Ordinary Shares elected to redeem an aggregate of 17,910,004 Class A Ordinary Shares, representing approximately 89.55% of the Class A Ordinary Shares then issued and outstanding, for an aggregate of approximately $187,475,000 in cash, which was paid on or around April 21, 2023. As such, 2,089,996 Class A Ordinary Shares are subject to redemption remain outstanding as of both June 30, 2024 and December 31, 2023.

In accordance with FASB ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of FASB ASC 480. Although the Company did not specify a maximum redemption threshold, the Articles provide that in no event will it redeem its Class A Ordinary Shares in an amount that would cause its net tangible assets (tangible assets less intangible assets and liabilities) to be less than $5,000,001. However, because all of the Class A Ordinary Shares are redeemable, all of the shares are recorded as Class A Ordinary Shares subject to redemption on our condensed balance sheets.

The Company recognizes changes immediately as they occur and adjusts the carrying value of the securities at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Class A Ordinary Shares are affected by adjustments to additional paid-in capital. Accordingly, at both June 30, 2024 and December 31, 2023, 2,089,996 Class A Ordinary Shares were classified outside of permanent equity, respectively. Class A Ordinary Shares subject to redemption consist of:

	Dollars	Shares
Gross proceeds of Public Offering	$200,000,000	20,000,000
Less: Proceeds allocated to Public Warrants	(7,900,000)	—
Offering costs	(11,234,000)	—
Plus: Remeasurement of carrying value to redemption value at Public Offering date	23,134,000	—
Subtotal at the date of the Public Offering and at December 31, 2021	204,000,000	20,000,000
Plus: Remeasurement of carrying value to redemption value at December 31, 2022	2,946,000	—
Subtotal at December 31, 2022	206,946,000	20,000,000
Less: Payments to shareholders who elected to redeem 17,910,004 Class A ordinary shares in connection with the Extension (as defined below) on or around April 21, 2023	(187,475,000)	(17,910,004)
Plus: Remeasurement of carrying value to redemption value at December 31, 2023	3,419,000	—
Subtotal at December 31, 2023	22,890,000	2,089,996
Plus: Remeasurement of carrying value to redemption value at June 30, 2024	736,000	—
Class A ordinary shares subject to redemption at June 30, 2024 (unaudited)	$23,626,000	2,089,996

Derivative Financial Instruments:

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with FASB ASC815. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value upon issuance, and the liability is then re-valued at each reporting date, as determined by the Company based upon a valuation report obtained from its independent third-party valuation firm, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Company’s warrant liability is a derivative financial instrument. See Note 7 to our condensed financial statements included in Part I, Item 1 of this Quarterly Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item. As of June 30, 2024, we were not subject to any market or interest rate risk. The net proceeds of the Public Offering, including amounts in the Trust Account, will be invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk. The funds in the Trust Account will be maintained in cash in an interest-bearing demand deposit account at a bank until the earlier of our initial business combination and our liquidation. Interest on such deposit account is currently approximately 4.5% per annum, but such deposit account carries a variable rate, and we cannot assure you that such rate will not decrease or increase significantly.

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

Our management evaluated, with the participation of our current executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2024, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were effective at June 30, 2024.

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

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2024, covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Certain factors may have a material adverse effect on our business, financial condition and results of operation. An investment in our securities involves a high degree of risk. You should consider carefully the risks and uncertainties described below, in addition to the other information contained herein and our other filings with the SEC, including our financial statements and related notes herein and our other filings with the SEC. In addition to the information set forth in this Quarterly Report, you should carefully consider the risk factors and other cautionary statements described under the heading “Risk Factors” included in our 2023 Form 10-K which could materially affect our businesses, financial condition, or future results. As of the date of this Quarterly Report, there have been no material changes in our risk factors from those described in our 2023 Form 10-K. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the period covered by this report, none of the Company’s directors or officers has adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5–1 trading arrangement (each as defined in Item 408 of the Securities Exchange Act of 1934, as amended).

Item 6. Exhibits

Exhibit Number	Description
2.1+	Business Combination and Merger Agreement, dated as of May 14, 2024, by and among Global Technology Acquisition Corp. I, Global Technology Merger Sub Corporation and Tyfon Culture Holdings Limited (incorporated by reference to Exhibit 2.1 to Global Technology Acquisition Corp. I’s Current Report on Form 8-K filed with the SEC on May 15, 2024).
2.2+	Securities Purchase Agreement, dated April 19, 2024, by and among Global Technology Acquisition Corp. I, Global Technology Acquisition I Sponsor LP and HCG Opportunity II, LLC (incorporated by reference to Exhibit 10.1 to Global Technology Acquisition Corp. I’s Current Report on Form 8-K filed with the SEC on April 22, 2024).
3.1	Amended and Restated Memorandum and Articles of Association of Global Technology Acquisition Corp. I (incorporated by reference to Exhibit 3.1 to Global Technology Acquisition Corp. I’s Current Report on Form 8-K filed with the SEC on April 20, 2023).
10.1	Amendment to Letter Agreement, dated April 19, 2024, by and among Global Technology Acquisition Corp. I, HCG Opportunity II, LLC, Global Technology Acquisition I Sponsor LP and the undersigned persons listed on the signature pages thereto (incorporated by reference to Exhibit 10.2 to Global Technology Acquisition Corp. I’s Current Report on Form 8-K filed with the SEC on April 22, 2024).
10.2	Certificate of Joinder to Registration Rights Agreement, dated April 19, 2024, by and among HCG Opportunity II, LLC, Global Technology Acquisition Corp. I and Global Technology Acquisition I Sponsor LP (incorporated by reference to Exhibit 10.3 to Global Technology Acquisition Corp. I’s Registration Statement on Form F-4 filed with the SEC on May 24, 2024).
10.3	Assignment and Assumption Agreement, dated April 19, 2024, by and among Global Technology Acquisition Corp. I, Global Technology Acquisition I Sponsor LP and HCG Opportunity II, LLC (incorporated by reference to Exhibit 10.10 to Global Technology Acquisition Corp I.’s Registration Statement on Form F-4 filed with the SEC on May 24, 2024).

10.4	Promissory Note, dated April 24, 2024, issued by Global Technology Acquisition Corp. I to HCG Opportunity II, LLC (incorporated by reference to Exhibit 10.1 to Global Technology Acquisition Corp. I’s Current Report on Form 8-K filed with the SEC on April 25, 2024).
10.5	Company Shareholders Support Agreement, dated May 14, 2024, by and among Global Technology Acquisition Corp. I, Tyfon Culture Holdings Limited and the other parties named therein (incorporated by reference to Exhibit 10.12 to Global Technology Acquisition Corp I.’s Registration Statement on Form F-4 filed with the SEC on May 24, 2024).
10.6	Sponsor Support Agreement, dated May 14, 2024, by and between Global Technology Acquisition Corp. I and HCG Opportunity II, LLC (incorporated by reference to Exhibit 10.13 to Global Technology Acquisition Corp I.’s Registration Statement on Form F-4 filed with the SEC on May 24, 2024).
31.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+	Schedules omitted pursuant to Item 601(b)(2) of Regulation S-K. Global Technology Acquisition Corp. I agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.
*	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: August 14, 2024	GLOBAL TECHNOLOGY ACQUISITION CORP. I

	By:	/s/ Thomas D. Hennessy
	Name:	Thomas D. Hennessy
	Title:	Chief Executive Officer

Dated: August 14, 2024	GLOBAL TECHNOLOGY ACQUISITION CORP. I

	By:	/s/ Nicholas Geeza
	Name:	Nicholas Geeza
	Title:	Chief Financial Officer

